Form 10-Q
period 1995-02-28
NOONEY REAL PROPERTY INVESTORS FOUR L P
filed 1995-04-17
CIK 700720

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                              --------------------
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended February 28, 1995

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ To ______________________

                         Commission file number 0-11023

                    NOONEY REAL PROPERTY INVESTORS-FOUR, L.P.
- - -------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                 Missouri                                43-1250566
- - -------------------------------------------   ---------------------------------
      (State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization)                 Identification No.)

7701 Forsyth Boulevard, St. Louis, Missouri                 63105
- - -------------------------------------------   ---------------------------------
 (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code (314) 863-7700

- - -------------------------------------------------------------------------------
               Former name, former address and former fiscal year,
                          if changed since last report.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]     No [ ].

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDING DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12,13, or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.  Yes [ ]     No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date __________.

                               Page 1 of 11 Pages

PART I
ITEM 1 - FINANCIAL STATEMENTS:

                    NOONEY REAL PROPERTY INVESTORS-FOUR, L.P.
                    -----------------------------------------
                             (A LIMITED PARTNERSHIP)
                             -----------------------

                                 BALANCE SHEETS
                                 --------------
                                                    February 28,   November 30,
                                                        1995           1994
                                                    (Unaudited)
                                                   -------------   ------------
ASSETS:
     Cash and short-term investments               $    290,138    $   363,649
     Accounts receivable                                106,423        122,744
     Prepaid expenses and deposits                       36,455         35,649
     Investment property, at cost:
          Land and improvements                       2,219,236      2,219,236
          Buildings                                  17,837,678     17,817,235
                                                   ------------   ------------
                                                     20,056,914     20,036,471
          Less accumulated depreciation               9,027,142      8,865,810
                                                   ------------   ------------
                                                     11,029,772     11,170,661
     Deferred expenses-At amortized cost                 92,104         97,291
                                                   ------------   ------------
                                                   $ 11,554,892   $ 11,789,994
                                                   ============   ============

LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
     Accounts payable and accrued expenses         $    184,666   $    299,200
     Mortgage notes payable                          12,696,055     12,721,302
     Refundable tenant deposits                          93,013         93,121
                                                   ------------   ------------
                                                     12,973,734     13,113,623
                                                   ------------   ------------

Partners' Deficit                                    (1,418,842)    (1,323,629)
                                                   ------------   ------------

                                                   $ 11,554,892   $ 11,789,994
                                                   ============   ============


                    NOONEY REAL PROPERTY INVESTORS-FOUR, L.P.
                    -----------------------------------------

                             (A LIMITED PARTNERSHIP)
                             -----------------------

                 STATEMENTS OF OPERATIONS AND PARTNERS' DEFICIT
                 ----------------------------------------------

                                   (UNAUDITED)
                                   -----------
                                                        Three Months Ended
                                                   February 28,   February 28,
                                                       1995          1994
                                                                  As Restated
                                                                   See Note E
                                                  -------------   ------------

REVENUES:
     Rental and other income                      $    809,016    $    792,878
     Interest                                              851             751
                                                  ------------    ------------
                                                       809,867         793,629

EXPENSES:

     Interest                                          287,079         304,717
     Depreciation and amortization                     166,519         192,433
     Real estate taxes                                 124,707         119,611
     Property management fees paid to
       Nooney Krombach Company                          43,277          42,536
     Reimbursement to Nooney Krombach Company
       for partnership management services and
       indirect expenses                                10,000          10,000
     Other operating expenses                          273,498         251,050
                                                  ------------    ------------

                                                       905,080         920,347
                                                  ------------    ------------

NET LOSS                                          $    (95,213)   $   (126,718)
                                                  ============    ============
NET LOSS PER LIMITED PARTNERSHIP UNIT             $      (6.92)   $      (9.19)
                                                  ============    ============

PARTNERS' DEFICIT:
     Beginning of Period                          $ (1,323,629)   $   (918,457)
     Net Loss                                          (95,213)       (126,718)
                                                  ------------    ------------
     End of Period                                $ (1,418,842)    $(1,045,175)
                                                  ============    ============


                    NOONEY REAL PROPERTY INVESTORS-FOUR, L.P.
                    -----------------------------------------

                             (A LIMITED PARTNERSHIP)
                             -----------------------

                            STATEMENTS OF CASH FLOWS
                            ------------------------
                                   (UNAUDITED)
                                   -----------
                                                        Three Months Ended
                                                   February 28,    February 28,
                                                       1995            1994
                                                                   As Restated
                                                                    See Note E
                                                   ------------    ------------

CASH FLOWS USED IN OPERATING ACTIVITIES:
     Net Loss                                     $    (95,213)   $   (126,718)
     Adjustments to reconcile net income
       to net cash used in operating activities:
          Depreciation and amortization                166,519         192,433

     Changes in assets and liabilities:
          Decrease in accounts receivable               16,321          23,798
          (Increase) Decrease in prepaid
            expenses and deposits                         (806)         20,744
          Decrease in accounts payable
            and accrued expenses                      (114,534)       (150,651)
          (Decrease) Increase in refundable
            tenant deposits                               (108)            906
                                                  ------------    ------------
          Total Adjustments                             67,392          87,230
                                                  ------------    ------------
          Net cash used in operating activities        (27,821)        (39,488)
                                                  ------------    ------------

CASH FLOWS USED IN INVESTING ACTIVITIES:
     Addition to investment property                  (20,443)         (9,665)
                                                 ------------    ------------
          Net cash used in investing activities       (20,443)         (9,665)

CASH FLOWS USED IN FINANCING ACTIVITIES:
     Payments on mortgage notes payable               (25,247)       ( 37,516)
                                                 ------------    ------------
          Net cash used in financing activities       (25,247)        (37,516)
                                                 ------------    ------------

NET DECREASE IN CASH                                  (73,511)        (86,669)

CASH, Beginning of period                             363,649         349,758
                                                 ------------    ------------
CASH, End of period                              $    290,138    $    263,089
                                                 ============    ============

                    NOONEY REAL PROPERTY INVESTORS-FOUR, L.P.
                    -----------------------------------------
                             (A LIMITED PARTNERSHIP)
                             -----------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                  THREE MONTHS ENDED FEBRUARY 28, 1995 AND 1994
                  ---------------------------------------------

NOTE A:

Refer to the Registrant's financial statements for the year ended November 30, 1994, which are contained in the Registrant's Annual Report on Form 10-K, for a description of the accounting policies which have been continued without change except as noted below. Also, refer to the footnotes to those statements for additional details of the Registrant's financial condition. The details in those notes have not changed except as a result of normal transactions in the interim or as noted below.

NOTE B:

The financial statements include only those assets, liabilities, and results of operations of the partners which relate to the business of Nooney Real Property Investors-Four, L.P. The statements do not include assets, liabilities, revenues or expenses attributable to the partners' individual activities. No provision has been made for federal and state income taxes since these taxes are the responsibility of the partners. In the opinion of the general partners, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at February 28, 1995 and for all periods presented have been made.

NOTE C:

The Registrant's properties are managed by Nooney Krombach Company, a wholly-owned subsidiary of Nooney Company. Certain individual general partners of the Registrant are officers and directors of Nooney Company. Nooney Four Capital Corp., a general partner, is a 75% owned subsidiary of Nooney Company.

NOTE D:

The loss per limited partnership unit for the three months ended February 28, 1995 and 1994 was computed based on 13,529 units, the number of units outstanding during the periods.

NOTE E:

Subsequent to the filing of the 1994 10-Q's, the Registrant's management determined that certain adjustments were not properly reflected in the quarterly financial statements. The adjustments were as follows:

(i) Depreciation expense had previously been overstated as a result of a computational error. The adjustment results in a reduction of depreciation expense and an increase in net income of $8,819 for the quarter ended February 28, 1994. The aforementioned adjustment was properly reflected in the November 30, 1994 financial statements.

(ii) Net loss per limited partnership unit amounts have also been restated to reflect an error made in the previous per unit calculations.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
- - -------------------------------

    The Registrant's cash at February 28, 1995 was lower when compared to the previous year-end due to lower cash flow from operations and an increase in capital expenditures. The Registrant expects that the properties will continue to provide adequate cash for operations and debt service.

     During 1994, the Registrant successfully negotiated with the first mortgage lender on Woodhollow Apartments, an extension of the maturity of its note, which matured August 1, 1994. Under the modification, the note, with a principal balance of $8,276,961, was extended for an additional seven years reducing the interest rate from 10-3/8% to 9-1/8%. During the first three years, the payments are interest only, thereafter the Registrant will pay principal based on a 25-year amortization schedule. In connection with the refinancing, the Registrant was required to establish a capital reserve escrow account to fund certain deferred capital improvements including new siding, parking lot upgrades and common area renovations estimated to cost approximately $900,000. The refinancing of the first mortgage of Woodhollow reduced its annual debt service by approximately $170,000. In addition, rental rates are increasing as the apartment market continues to strengthen. Due to the foregoing factors, the Registrant will fund deferred capital improvements from cash flow from operations over a three-to-five year period if occupancy and rental rates remain level or improve.

    During the first quarter of 1995, Cobblestone Court provided cash flow from operations. The Registrant anticipates Cobblestone Court to provide adequate cash flow from operations to fund future capital expenditures. The first mortgage debt of $2,759,158 matures in May 1995. The Registrant has negotiated an extension of this mortgage note until July 1, 1995. The Registrant feels any refinancing or permanent restructuring of the loan will be contingent upon the renewal of the major tenant whose lease expires in November 1995. This tenant has an option to renew its lease which must be exercised by May 1995. The Registrant renegotiated the lease of the other major tenant whose lease expired in April 1995. The signed renewal is for an additional 5-year term at a higher base rental rate. The Registrant believes that the tenant whose lease expires in November 1995 will exercise its option to renew. At that time, the Registrant will begin renegotiating the first mortgage debt and will hopefully increase it to include the balance of the second mortgage. Assuming the lease is renewed, the Registrant believes such refinancing will be possible due to the cash flow of the property.

    During the fourth quarter of 1994, the Registrant successfully negotiated a renewal, to September 1995, of its second mortgage debts with principal balances of $1,438,039 and $227,821 secured by Cobblestone Court and Woodhollow, respectively. For the past several years the second mortgage debt has been renewed in short-term increments. The Registrant anticipates, based on past experience, the second mortgage debt will be renewed. As long as the second mortgage debt is current, the Registrant is unaware of any reason the mortgage holder would not continue to renew the debt on a short-term basis.

The long-term liquidity of the Registrant is dependent on its ability to fund future capital expenditures and mortgage payments, maintain higher occupancy and negotiate with lenders the renewal and/or refinancing of certain mortgage debt as it matures. Until such time as real estate market conditions recover and profitable sale of the properties is feasible, the Registrant will continue to manage the properties to achieve its investment objectives.

Results of Operations
- - ---------------------

    During the quarters ended February 28, 1995, 1994 and 1993 the Registrant's properties generated cash flows (excluding partnership expenses) as follows:

                                                      Cobblestone   Woodhollow
                                                      Court S.C.    Apartments
                                                      -----------   -----------

1995
- - ----
Net Operating Cash
Income <F1>                                           $   26,000    $   33,000

Capital Expenditures                                        (-0-)       (9,000)
Tenant Alterations                                          (-0-)         (-0-)
Lease Commissions                                           (-0-)         (-0-)
                                                      -----------   -----------

Net Property Cash Flow                                $   26,000    $   24,000
                                                      ===========   ===========

1994
- - ----
Net Operating Cash
Income <F1>                                           $   43,000    $   19,000
Capital Expenditures                                        (-0-)         (-0-)
Tenant Alterations                                          (-0-)         (-0-)
Lease Commissions                                           (-0-)         (-0-)
                                                      -----------   -----------

Net Property Cash Flow                                $   43,000    $   19,000
                                                      ===========   ===========

1993
- - ----
Net Operating Cash
Income <F1>                                           $   32,000    $  (12,000)
Capital Expenditures                                        (-0-)      (10,000)
Tenant Alterations                                       (13,000)         (-0-)
Lease Commissions                                           (-0-)         (-0-)
                                                      -----------   -----------

Net Property Cash Flow                                $   19,000    $  (22,000)
                                                      ===========   ===========
- - ---------------

<F1>     Net Operating Cash Income represents Rental Revenue less Operating
         Expenses, excluding depreciation and amortization, less Debt Service.

Expected remaining 1995 Capital Expenditures:

                               Roof         Other       Leasing
                            Replacement    Capital      Capital       Total
                            -----------  -----------  -----------  -----------

Cobblestone Court             $ 26,000     $ 44,000     $ 16,000     $ 86,000
Woodhollow Apts.                 -0-         27,000        -0-         27,000
                            -----------  -----------  -----------  -----------
                              $ 26,000     $ 71,000     $ 16,000     $113,000
                            ===========  ===========  ===========  ===========


    During the remainder of 1995, approximately $113,000 of capital expenditures are expected. Cobblestone is scheduled for partial roof replacement, parking lot overlay and capital expenditures related to leasing. Various smaller capital expenditures are anticipated at Woodhollow. Capital expenditures relative to the improvement program previously discussed are not reflected. All of these expenditures are based on the availability of cash flow from operations. Presently, there are no contracts in place for any of the capital expenditures.

    The occupancy rates at the Registrant's properties are listed below:


PROPERTY                                        Occupancy Rates at February 28,
- - --------                                        -------------------------------
                                                  1995       1994       1993
                                                ---------  ---------  ---------

Woodhollow Apartments                              96%        94%        94%
Cobblestone Court S.C.                             99%        96%        95%


    During the first quarter of 1995, at Cobblestone Court, the Registrant renewed 9,000 square feet having no effect on occupancy. Cobblestone currently has three major tenants occupying approximately 46% of the property. Two of the three major tenants' leases expire in 1995. The smaller of the major tenants' lease (10% of the property) expires in April 1995. The Registrant has executed a five-year renewal lease with a higher base rental rate. The other lease (26% of the property) expires in November 1995. This tenant has an option to renew its lease which must be exercised by May 1995. The Registrant believes that this tenant will exercise its renewal option. The other major tenant's (10% of the property) lease expires in May 1996.

1995 Comparisons
- - ----------------

    Gross revenues for the quarter ended February 28, 1995 were approximately $809,000 compared to approximately $794,000 for the same quarter in the previous year. Revenues at Woodhollow increased from $502,000 to $526,000 primarily due to higher occupancy, higher rental rates and fewer rent concessions. Revenues at Cobblestone decreased from $290,000 to $283,000 primarily due to lower percentage rent.

    Operating expenses, excluding depreciation and amortization, for the quarter ended February 28, 1995 increased from approximately $423,000 to approximately $451,000. Woodhollow had an increase in parking lot, landscaping and maintenance expense. Operating expenses at Cobblestone Court remained flat.

    Interest expense decreased by approximately $17,000 primarily due to the refinancing of the first mortgage debt on Woodhollow. In addition, interest expense declines as first mortgage debt installments are made. Partially offsetting this decrease is an increase in interest expense on second mortgage debt due to an increase in prime interest rates.

1994 Comparisons
- - ----------------

    Gross revenues for the quarter ended February 28, 1994 were $794,000 compared to $838,000 in 1993. The previous quarter's revenue included $80,000 of revenues from Quad I Warehouse which was disposed of during 1993. Partially offsetting this decrease were increased revenues at Cobblestone Court Shopping Center from $276,000 to $290,000 when compared to the previous year. This increase was mainly a result of higher percentage rent and tax participation recoveries. Revenues at Woodhollow Apartments also increased from $482,000 to $502,000 due to fewer rent concessions granted in 1994 and an increase in miscellaneous rental fees.

    Operating expenses, excluding depreciation and amortization, for 1994 decreased. This decrease is due primarily to the sale of Quad I Warehouse during the third quarter of 1993. Expenses at Cobblestone Court Shopping Center remained constant. Operating expenses at Woodhollow decreased from $246,000 to $238,000 due to lower cleaning expenses and repairs and maintenance. This is partially offset by increases in insurance and tenant related expenses.

    Interest expenses for the quarter decreased due to the sale of Quad I Warehouse in the third quarter of 1993.

1993 Comparisons
- - ----------------

    Gross revenues for the quarter ended February 28, 1993 were $863,000 compared to $809,000 in 1992. Revenues at Cobblestone Court Shopping Center increased from $268,000 to $276,000 when compared to the previous year. This increase was mainly a result of higher common area income and percentage rent. These are partially offset by lower tax participation and water income. Revenues at Woodhollow Apartments decreased from $485,000 to $482,000 due to higher rent concessions which is a result of higher occupancy. Revenues at Quad I increased from $54,000 to $79,000 due to a 22% increase in occupancy.

    Operating expenses, excluding depreciation and amortization, for 1993 decreased $7,500 on a consolidated basis. Expenses at Cobblestone Court Shopping Center decreased from $162,000 in 1992 to $141,000 in 1993 due primarily to heavy snowfall in 1992. Operating expenses at Woodhollow increased from $211,000 to $246,000 due to higher water/sewer expense, parking lot/landscaping, and repairs and maintenance expenses. These are partially offset by the timing of insurance payments. Operating expenses at Quad I decreased from $44,000 to $31,000 due primarily to lower vacancy expenses which results in higher occupancy. This is partially offset by higher real estate taxes and parking lot repairs.

    Interest expense in 1993 decreased by $6,090 when compared to the previous year primarily due to lower interest rates on certain floating rate debt.

Inflation
- - ---------

    The effects of inflation did not have a material impact upon the Registrant's operation in fiscal 1994 and are not expected to materially affect the Registrant's operation in 1995.

Interest Rates
- - --------------

    Declining interest rates on floating rate debt positively affected the operations of the Registrant during 1993. Increases in the prime interest rate did adversely affect the operations of the Registrant in 1994, 1995 and will in the future.

PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K
- - ----------------------------------------

    (a) Exhibits

             None

    (b) Reports on Form 8-K

             None


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  NOONEY REAL PROPERTY INVESTORS-FOUR,  L.P.

Dated: April 17, 1995             /S/ GREGORY J. NOONEY, JR.
                                  ---------------------------------------------
                                  Gregory J. Nooney, Jr.
                                  General Partner