Form 10-Q
period 1995-05-31
NOONEY REAL PROPERTY INVESTORS FOUR L P
filed 1995-07-14
CIK 700720

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                         ------------------------------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarter period ended May 31, 1995

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from .................... To ....................

                         Commission file number 0-11023

                    NOONEY REAL PROPERTY INVESTORS-FOUR, L.P.
 ...............................................................................
             (Exact name of Registrant as specified in its charter)

                Missouri                                 43-1250566
 ...........................................  ..................................
    (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                   Identification No.)

7701 Forsyth Boulevard, St. Louis, Missouri                 63105
 ...........................................  ..................................
 (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code (314) 863-7700

Former name, former address and former fiscal year, if changed since last report.

 ...............................................................................

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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12,13, or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date .....................
                               Page 1 of 15 Pages

PART I
ITEM 1 - FINANCIAL STATEMENTS:
- ------------------------------

                    NOONEY REAL PROPERTY INVESTORS-FOUR, L.P.
                    -----------------------------------------
                             (A LIMITED PARTNERSHIP)
                             -----------------------

                                 BALANCE SHEETS
                                 --------------
                                                       May 31,     November 30,
                                                         1995          1994
                                                     (Unaudited)
                                                     ------------  ------------

ASSETS:
     Cash and short-term investments . . . . . . .   $   280,063   $   363,649
     Accounts receivable . . . . . . . . . . . . .       126,309       122,744
     Prepaid expenses and deposits . . . . . . . .        45,590        35,649
     Investment property, at cost:
       Land and improvements . . . . . . . . . . .     2,219,236     2,219,236
       Buildings . . . . . . . . . . . . . . . . .    17,853,753    17,817,235
                                                     ------------  ------------
                                                      20,072,989    20,036,471
       Less accumulated depreciation . . . . . . .     9,145,742     8,865,810
                                                     ------------  ------------
                                                      10,927,247    11,170,661
     Deferred expenses-At amortized cost . . . . .        95,840        97,291
                                                     ------------  ------------
                                                     $11,475,049   $11,789,994
                                                     ============  ============

LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
     Accounts payable and accrued expenses . . . .   $   166,290   $   299,200
     Mortgage notes payable. . . . . . . . . . . .    12,670,763    12,721,302
     Refundable tenant deposits. . . . . . . . . .        94,032        93,121
                                                     ------------  ------------
                                                      12,931,085    13,113,623
                                                     ------------  ------------

Partners' Deficit. . . . . . . . . . . . . . . . .    (1,456,036)   (1,323,629)
                                                     ------------  ------------

                                                     $ 11,475,049   $11,789,994
                                                     ============  ============


                                  NOONEY REAL PROPERTY INVESTORS-FOUR, L.P.
                                  -----------------------------------------
                                           (A LIMITED PARTNERSHIP)
                                           -----------------------
                               STATEMENTS OF OPERATIONS AND PARTNERS' DEFICIT
                               ----------------------------------------------
                                                 (UNAUDITED)
                                                 -----------
                                                          Three Months Ended          Six Months Ended
                                                         May 31,       May 31,       May 31,       May 31,
                                                          1995          1994          1995          1994
                                                                    As Restated                 As Restated
                                                                     See Note E                  See Note E
                                                      ------------  ------------  ------------  ------------

REVENUES:
     Rental and other income . . . . . . . . . . .    $   852,350   $   802,792   $ 1,661,366   $ 1,595,669
     Interest. . . . . . . . . . . . . . . . . . .            867           795         1,718         1,547
                                                      ------------  ------------  ------------  ------------
                                                          853,217       803,587   $ 1,663,084   $ 1,597,216

EXPENSES:

     Interest. . . . . . . . . . . . . . . . . . .        290,189       307,923       577,268       612,640
     Depreciation and amortization . . . . . . . .        162,791       195,727       329,310       388,159
     Real estate taxes . . . . . . . . . . . . . .        135,129       137,905       259,836       257,516
     Property management fees paid to
      Nooney Krombach Company. . . . . . . . . . .         46,049        43,002        89,326        85,538
     Reimbursement to Nooney Krombach Company for
      partnership management services and
      indirect expenses. . . . . . . . . . . . . .         10,000        10,000        20,000        20,000
     Other operating expenses. . . . . . . . . . .        246,253       254,167       519,751       505,218
                                                      ------------  ------------  ------------  ------------

                                                          890,411       948,724     1,795,491     1,869,071
                                                      ------------  ------------  ------------  ------------

NET LOSS . . . . . . . . . . . . . . . . . . . . .    $   (37,194)  $   (145,137) $  (132,407)  $  (271,855)
                                                      ============  ============  ============  ============

NET LOSS PER LIMITED PARTNERSHIP UNIT. . . . . . .    $     (2.70)  $    (10.54)  $     (9.62)  $    (19.75)
                                                      ============  ============  ============  ============

PARTNERS' DEFICIT:
     Beginning of Period . . . . . . . . . . . . .    $(1,418,842)  $(1,045,175)  $(1,323,629)  $  (918,457)
     Net Loss. . . . . . . . . . . . . . . . . . .        (37,194)     (145,137)     (132,407)  $  (271,855)
                                                      ------------  ------------  ------------  ------------

     End of Period . . . . . . . . . . . . . . . .    $(1,456,036)  $(1,190,312)  $(1,456,036)  $(1,190,312)
                                                      ============  ============  ============  ============


                                  NOONEY REAL PROPERTY INVESTORS-FOUR, L.P.
                                  -----------------------------------------
                                           (A LIMITED PARTNERSHIP)
                                           -----------------------

                                          STATEMENTS OF CASH FLOWS
                                          ------------------------
                                                 (UNAUDITED)
                                                 -----------
                                                          Three Months Ended          Six Months Ended
                                                         May 31,       May 31,       May 31,       May 31,
                                                          1995          1994          1995          1994
                                                                    As Restated                 As Restated
                                                                     See Note E                  See Note E
                                                      ------------  ------------  ------------  ------------

CASH FLOWS PROVIDED BY (USED IN)
  OPERATING ACTIVITIES:
     Net Loss. . . . . . . . . . . . . . . . . . .    $   (37,194)  $  (145,137)  $  (132,407)  $  (271,855)
     Adjustments to reconcile net loss to net cash
       provided by operating activities:
       Depreciation and amortization . . . . . . .        162,791       195,727       329,310       388,159

       Changes in assets and liabilities:
         (Decrease) increase in accounts
           receivable. . . . . . . . . . . . . . .        (19,886)      (21,957)       (3,565)        1,841
         Increase in deferred expenses at
           amortized cost. . . . . . . . . . . . .         (8,741)       (4,050)       (8,741)       (4,050)
         (Decrease) Increase in prepaid expenses
           and deposits. . . . . . . . . . . . . .         (9,135)      (68,658)       (9,941)      (47,913)
         Increase (Decrease) in accounts payable
           and accrued expenses. . . . . . . . . .        (18,376)       74,311      (132,910)      (76,341)
         Increase in refundable tenant deposits. .          1,019         3,120           911         4,026
                                                      ------------  ------------  ------------  ------------
         Total Adjustments . . . . . . . . . . . .        107,672       178,493       175,064       265,722
                                                      ------------  ------------  ------------  ------------
         Net cash provided by (used in)
              operating activities . . . . . . . .         70,478        33,356         42,657       (6,133)
                                                      ------------  ------------  ------------  ------------

CASH FLOWS USED IN INVESTING ACTIVITIES:
     Addition to investment property . . . . . . .        (55,261)      (51,435)      (75,704)      (61,100)
                                                      ------------  ------------  ------------  ------------

         Net cash used in investing activities . .        (55,261)      (51,435)      (75,704)      (61,100)

CASH FLOWS USED IN FINANCING ACTIVITIES:
     Payments on mortgage notes payable. . . . . .        (25,292)      (37,082)      (50,539)      (74,597)
                                                      ------------  ------------  ------------  ------------

         Net cash used in financing activities . .        (25,292)      (37,082)      (50,539)      (74,597)
                                                      ------------  ------------  ------------  ------------

NET DECREASE IN CASH . . . . . . . . . . . . . . .        (10,075)      (55,161)      (83,586)     (141,830)



CASH, Beginning of period. . . . . . . . . . . . .        290,138       263,089       363,649       349,758
                                                      ------------  ------------  ------------  ------------

CASH, End of period. . . . . . . . . . . . . . . .    $   280,063   $   207,928   $   280,063   $   207,928
                                                      ============  ============  ============  ============


                    NOONEY REAL PROPERTY INVESTORS-FOUR, L.P.
                    -----------------------------------------
                             (A LIMITED PARTNERSHIP)
                             -----------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
                THREE AND SIX MONTHS ENDED MAY 31, 1995 AND 1994
                ------------------------------------------------

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


NOTE B:

The financial statements include only those assets, liabilities, and results of operations of the partners which relate to the business of Nooney Real Property Investors-Four, L.P. The statements do not include assets, liabilities, revenues or expenses attributable to the partners' individual activities. No provision has been made for federal and state income taxes since these taxes are the responsibility of the partners. In the opinion of the general partners, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at May 31, 1995 and for all periods presented have been made.


NOTE C:

The Registrant's properties are managed by Nooney Krombach Company, a wholly-owned subsidiary of Nooney Company. Certain individual general partners of the Registrant are officers and directors of Nooney Company. Nooney Four Capital Corp., a general partner, is a 75% owned subsidiary of Nooney Company.


NOTE D:

The loss per limited partnership unit for the three and six months ended
May 31, 1995 and 1994 was computed based on 13,529 units, the number of units outstanding during the periods.


NOTE E:

Subsequent to the filing of the 1994 10-Q's, the Registrant's management determined that certain adjustments were not properly reflected in the quarterly financial statements. The adjustments were as follows:

(i) Depreciation expense had previously been overstated as a result of a computational error. The adjustment results in a reduction of depreciation expense and an increase in net income of $8,819 for each of the quarters ended February 28, 1994 and May 31, 1994. The aforementioned adjustment was properly reflected in the November 30, 1994 financial statements.

(ii) Net loss per limited partnership unit amounts have also been restated to reflect an error made in the previous per unit calculations.


ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
- -------------------------------

    Cash on hand as of May 31, 1995 is $280,063, a decrease of $83,586 from year end November 30, 1994. The decrease in cash for the six month period ended May 31, 1995 is the result of real estate tax payments made in December 1994 and May 1995. The Registrant expects the decrease in cash to be temporary due to the timing of the real estate tax payments. An additional cause for the decrease in cash is attributable to capital expenditures. For the quarter ended and six month period ended capital expenditures increased $4,000 and $14,000, respectively. Considering the properties expected cash flow, the Registrant expects the properties to provide adequate cash flow from operations to fund anticipated real estate tax payments and capital expenditures for the remainder of 1995. The anticipated capital expenditures by property are as follows:

                               Leasing       Other         Roof
                               Capital      Capital    Replacement     Total
                             -----------  -----------  -----------  -----------

Woodhollow                   $   -0-      $23,600      $   -0-      $23,600
Cobblestone                   10,000        5,000       26,000       41,000
                             -----------  -----------  -----------  -----------
                             $10,000      $28,600      $26,000      $64,600
                             ===========  ===========  ===========  ===========

    During the remainder of 1995, approximately $64,600 of capital expenditures are expected. The capital to be expended at Woodhollow is necessary to improve the property's overall energy efficiency with exception to the expending of approximately $4,800 to repair or replace balconies. At Cobblestone, as noted in the table, the Registrant will be repairing/replacing a portion of the property's roof. Cobblestone leasing capital includes floor plan changes to accommodate tenant's needs.

    During 1994, the Registrant successfully negotiated with first mortgage lender on Woodhollow Apartments, an extension of the maturity of its note, which matured August 1, 1994. Under the modification, the note, with a principal balance of $8,276,961, was extended for an additional seven years reducing the interest rate from 10-3/8% to 9-1/8%. During the first three years, the payments are interest only, thereafter the Registrant will pay principal based on a 15-year amortization schedule. In connection with the refinancing, the Registrant was required to establish a capital reserve escrow account to fund certain deferred capital improvements including new siding, parking lot upgrades and common area renovations estimated to cost approximately $900,000. The refinancing of the first mortgage of Woodhollow reduced its annual debt service by approximately $170,000. In addition, rental rates are increasing as the apartment market continues to strengthen. Due to the foregoing factors, the Registrant will fund deferred capital improvements from cash flow from operations over a three-to-five year period if occupancy and rental rates remain level or improve.

    Subsequent to quarter ended May 31, 1995, the State of Missouri passed a law changing the assessment rate for residential properties. The change reduces the real estate tax payment for Woodhollow Apartments by approximately 38%. The savings recognized will be placed into the property's capital reserve escrow.

    During the second quarter of 1995, the Registrant was able to extend the first mortgage debt on Cobblestone Court for a period of two months through July 1, 1995. In the early part of June this extension was extended through September 1, 1995 upon notification that the significant tenant who occupies approximately 26% of the available space exercised their option for an additional five year lease period. The intent of the first mortgage lender to extend the loan for a short period of time through September 1, 1995 is to allow time for the Registrant to place the first mortgage debt with another lender. The current first mortgage debt holder has verbally informed the Registrant that they will not renew the loan due to their underwriting standards relating to loan size. Since that time, the Registrant has been negotiating with other potential lenders in an effort to move the existing debt.

    During the fourth quarter of 1994, the Registrant successfully negotiated a renewal to September 1995, of its second mortgage debts with principal balances of $1,438,039 and $227,821 secured by Cobblestone Court and Woodhollow, respectively. For the past several years the second mortgage debt has been renewed in short-term increments. The Registrant anticipates, based on past experience, the second mortgage debt will be renewed. As long as the second mortgage debt is current, the Registrant is unaware of any reason the mortgage holder would not continue to renew the debt on a short-term basis.

    The future liquidity of the Registrant is dependent in its ability to fund future capital expenditures and mortgage payments from operations and cash reserves, maintain occupancy and negotiate with lenders the refinancing of mortgage debt as is matures. Until such time as the real estate market recovers and profitable sale of the properties is feasible, the Registrant will continue to manage the properties to achieve its investment objectives.

Results of Operations
- ---------------------

    The results of operations for the Registrant's properties for the quarters ended May 31, 1995, 1994 and 1993 are detailed in the schedule below. The information contained in the schedule excludes all partnership expenses and includes all properties that were operating properties during the first and second quarters of 1993, 1994 and 1995. Net operating cash income (NOCI) represents rental revenue less operating expenses, excluding depreciation and amortization, less debt service.

                                          Woodhollow   Cobblestone  Quad I
                                          Apartments   Court S.C.   Warehouse
                                          -----------  -----------  -----------

1995
- ----
Net Operating Cash Income                   $ 46,000     $ 49,000     $    -0-
Capital Expenditures                           9,000       30,000          -0-
Tenant Alterations                               -0-          -0-          -0-
Lease Commissions                                -0-        5,500          -0-
                                          -----------  -----------  -----------

Net Property Cash Flow                      $ 37,000     $ 13,500     $    -0-
                                          ===========  ===========  ===========

1994
- ----
Net Operating Cash Income                   $ (5,000)    $ 22,000     $    -0-
Capital Expenditures                           1,000       24,000          -0-
Tenant Alterations                               -0-        7,000          -0-
Lease Commissions                                -0-          -0-          -0-
                                          -----------  -----------  -----------

Net Property Cash Flow                      $ (6,000)    $ (9,000)   $     -0-
                                          ===========  ===========  ===========

1993
- ----
Net Operating Cash Income                  $ (14,000)    $ 44,000     $ 10,000
Capital Expenditures                           9,000        7,000          -0-
Tenant Alterations                               -0-          -0-          -0-
Lease Commissions                                -0-          -0-          -0-
                                          -----------  -----------  -----------

Net Property Cash Flow                     $ (23,000)    $ 37,000     $ 10,000
                                          ===========  ===========  ===========


    The occupancy levels at the Registrant's properties during the second quarter remain at a high level. However, the Registrant has received notice from two tenants at Cobblestone Court which occupy approximately 13% of the available space that they will be vacating their space in July and December 1995.

    The occupancy rates at the Registrant's properties are listed below:


PROPERTY                                            Occupancy Rates at May 31,
                                                   ----------------------------
                                                     1995      1994      1993
- -------------------------------------------------  --------  --------  --------

Woodhollow Apartments                                 96%       95%       95%
Cobblestone Court S.C.                                98%       97%       95%
Quad I Warehouse                                      N/A       N/A       78%


    At Cobblestone Court, during the second quarter of 1995, the Registrant received written notification from a major tenant who occupies approximately 26% that they are exercising their option for an additional five years commencing December 1, 1995. Also in the second quarter, a 9,000 square foot user renewed for an additional five years commencing April 18,1995. Other leasing activity which occurred in the second quarter was the renewal of 3,167 square feet, the turnover of 990 square feet and the signing of a new lease occupying 584 square feet. The leasing activity netted an increase in occupancy of approximately 1%.

    At Woodhollow Apartments the occupancy increased by approximately 1% when comparing May 31, 1995 to May 31, 1994 statistics. The increase in occupancy is attributable to the increasing demand for apartments without a comparable increase in supply. The Registrant expects this trend to continue.


1995 Comparisons
- ----------------

    As of May 31, 1995., the Registrant's consolidated revenues are $853,217 for the quarter ended and $1,663,084 for the six month period ended. The revenues have increased approximately 6.2% for the quarter ended and 4.1% for the six month period ended when compared to the same periods ended May 31, 1994.

    At Woodhollow Apartments revenues have increased by approximately $11,000 and $34,100 for the quarter ended and six month period ended May 31, 1995 when compared to the same periods in 1994. The cause for the quarterly increase relates to furniture rental income which had an increase of $9,100. This increase is attributable to a greater demand by the tenants for rental furniture. The revenues for the six month period ended May 31, 1995 increased from the same period in 1994 due to the following: furniture rental income $9,300; net rental income $20,900; remaining income categories $3,900. As previously discussed, the furniture rental income increased due to greater demand and the same can be said about net rental income. With the demand increasing for apartment units without the corresponding increase in supply, the Registrant has been able to increase per unit rental rates and/or reduce rent concessions over the period from May 31, 1994 to May 31, 1995.

    At Cobblestone Court for the quarter ended and six month period ended
May 31, 1995 revenues increased by $38,300 and $32,900, respectively when compared to May 31, 1994. The significant increase in quarterly income can be attributable to the following income categories: rental income $7,200; percentage rent income $8,600; expense recovery income $6,400; real estate tax recovery $18,700. The increase in rental income is the result of the strengthening market and the Registrant's ability to negotiate rate increases on new leases and renewals. The percentage rent increase is attributable to several tenants who are enjoying prosperous years. The increase in expense recovery income for the quarter ended is due to timing of prior year recovery billings. The increase in expense recovery income for the six month period ended May 31, 1995 when compared to May 31, 1994 is $224. The increase in real estate tax recovery income directly correlated with the increase in real estate taxes from 1993 to 1994. Increases in real estate taxes are directly passed through to the tenants.

    As of May 31, 1995, the Registrant's consolidated expenses excluding depreciation, amortization and interest for the quarter ended May 31, 1995 is $437,431 and for the six month period ended the expenses are $888,913. For the quarter ended and six month period ended May 31, 1994 the expenses were $445,074 and $868,272, respectively. The expenses have decreased approximately 1.7% when comparing quarter ended May 31, 1995 to 1994. However, when comparing the six month period ending May 31, 1995 to 1994 expenses have increased by approximately 2.4%.

    The decrease in consolidated expenses excluding depreciation, amortization and interest during the second quarter of 1995 and the increase in expenses for the six month period ended May 31, 1995 can be attributable to several expense categories. The table set forth below outlines the properties and expense categories that cause the increase/(decrease) in the consolidated expense for the quarter ended and six month period ended May 31,1995.

                               Quarter Ended          Six month period ended
                               May 31, 1995                 May 31, 1995
                         Cobblestone   Woodhollow    Cobblestone   Woodhollow
                         Court         Apartments    Court         Apartments
                         ------------  ------------  ------------  ------------

Electric                        -----         -----       (1,406)         -----
Swimming pool                   -----       (3,374)                     (3,237)
Insurance                     (1,061)       (5,598)       (4,183)       (8,062)
Landscaping                     -----           938         -----        8,079
Administrative                (1,426)        8,076        (6,247)       21,312
Furniture expense               -----        3,193          -----        3,319
Parking lot expense           11,534          -----        10,675         -----
Professional services          3,119          -----        4,300        20,319
Repairs & Maintenance         (4,148)        6,409        (2,892)       11,325
Real Estate Taxes             (3,239)         -----        1,792         1,606
Water & Sewer                  1,191        (2,512)          996        (1,342)
Snow removal                  (2,841)       (1,853)         -----         -----
                         ------------  ------------  ------------  ------------

Property Totals               $3,129        $5,279        $3,035   (1) $53,391
Other expenses                                (765)                     (2,432)
Decrease in Nooney
 Real Property
 Investors-Four, L.P.
 expenses                                                         (1) $(33,353)
Consolidated total                           7,643                      20,641

- ---------------

<F1>     As part of the restructuring of the first mortgage debt on Woodhollow
         Apartments, 50% of Nooney Real Property Investors-Four, L.P. expenses are to be paid from the operations of the property.


    As presented on the financial statements for the quarter ended and six month period ended May 31, 1995, the decrease in consolidated operating expenses is $7,643 and the increase is $20,641, respectively.

    Interest expense decreased $17,734 and $35,372 for the quarter ended and six month period ended May 31, 1995 when compared to the same period ended
May 31, 1994. The decrease in interest expense for both the quarter ended and six month period ended May 31, 1995 is attributable to the refinancing of the first mortgage debt on Woodhollow Apartments. To offset the decrease in interest expense due to the refinancing were increases in interest rates on the Registrant's floating rate debt.

1994 Comparisons
- ----------------

    On a consolidated basis, gross revenues for the quarter ended May 31, 1994 decreased from $870,000 to $804,000 when compared to the previous year. For the six months ended May 31, gross revenues decreased from $1,709,000 in 1993 to $1,597,000 in 1994. These decreases were largely attributable to the disposal of Quad I Warehouse during 1993. Quad I's revenues for the three and six months ended May 31, 1994 were $78,000 and $156,000, respectively. Revenue at cobblestone Court decreased from $291,000 to $287,000 for the quarter ending May 31, 1994. This decrease is mainly a result of decreases in operating expense recoveries partially offset by higher rental income due to increased occupancy. Year-to-date revenue increased from $567,000 to $577,000 due to increases in rental income, percentage rent, tax participation recoveries and a recovery of bad debt in the current year. This was partially offset by a decrease in operating expense recoveries. Revenues at Woodhollow for the quarter ended May 31, 1994 increased from $491,000 in 1993 to $516,000 in 1994, and for the six months ended May 31, from $973,000 to $1,018,000. The quarterly and year-to-date increases are due to fewer rent concessions given in 1994 and an increase in miscellaneous rental fees.

    Operating expenses for the three months ended May 31, 1994 increased from $439,000 to $445,000 on a consolidated basis when compared to the previous year. Year-to-date operating expenses decreased from $889,000 to $868,000 over the same period in 1993. The changes are primarily due to increases at Cobblestone and Woodhollow offset by the sale of Quad I in 1993. Quad I's expenses for the three and six months ended May 31, 1993 were $29,000 and $60,000, respectively. Operating expenses at Cobblestone increased from $138,000 to $156,000 for the quarter ended May 31, and year-to-date, from $278,000 to $297,000. Increases in real estate taxes and utilities account for the quarterly increase, a decrease in snow removal partially offsetting the current quarter tax and utility increases account for the year-to-date increase in expenses. Operating expenses at Woodhollow for the quarter increased from $254,000 in 1993 to $265,000 in 1994, and year-to-date increased from $500,000 to $503,000. The quarterly increase is a result of increases in swimming pool expenses, insurance premiums, tenant related expenses, and repairs and maintenance partially offset by decreases in cleaning, landscaping, administrative and water and sewer expenses. Increases in employee benefit expenses and snow removal costs combined with the current quarter fluctuations account for the year-to-date increase in expenses.

    Interest expenses for the quarter and year-to-date decreased due to the sale of Quad I Warehouse in the third quarter of 1993. This decrease is partially offset by higher interest rates on floating rate debt.


1993 Comparisons
- ----------------

    On a consolidated basis, gross revenues for the quarter ended May 31, 1993 remain unchanged from 1992, and for the six months ended May 31, revenues increased from $1,680,000 to $1,709,000 when compared to the previous year. Revenues at Cobblestone Court decreased from $322,000 to $291,000 for the quarter ended May 31. This decrease is largely attributable to operating expense recoveries with slight decreases in rental revenues. Year-to-date revenue decreased primarily due to lower operating expense recovery. Revenues at Woodhollow for the quarter ended May 31 increased from $481,000 in 1992 to $491,000 in 1993, and for the six months ended May 31, 1993 from $967,000 to

$977,000. The quarterly and year-to-date increases are primarily due to higher occupancy. Compared to 1992, quarterly income at Quad I increased from $47,000 to $89,000 and year-to-date income from $101,000 to $169,000. This sharp increase is due to a 20% increase in occupancy.

    Operating expenses for the three months ended May 31, 1993 decreased from $451,000 to $439,000 on a consolidated basis when compared to previous year. Year-to-date operating expenses decreased from $906,000 to $889,000 over the same period in 1992. Operating expenses at Cobblestone decreased from $144,000 to $138,000 for the quarter ended May 31, and year-to-date, from $306,000 to $278,000. A cleaning refund accounts for the quarterly decrease, and heavy snowfall in 1992 combined with the current quarter cleaning refund, accounts for the sharp year-to-date decrease in expenses. Operating expenses at Woodhollow for the quarter ended May 31 decreased from $260,000 in 1992 to $254,000 in 1993, and year-to-date increased from $475,000 to $504,000. The quarterly decreases is the result of lower swimming pool, water and sewer, and employee benefit expenses, partially offset by increases in landscaping and real estate taxes. Year-to-date increases are comprised of increases in landscaping, maintenance, real estate taxes and water/sewer, and is offset by the timing of the insurance premiums. Compared to 1992, quarterly operating expenses at Quad I increased from $15,000 to $29,000, and year-to-date operating expenses remained steady at $59,000. Management fees, parking lot, and real estate tax expenses increased, offset by a large drop in vacancy expenditures due to higher occupancy on a year-to-date basis. The quarterly increase is the result of timing of certain expense payments.

    Interest expense decreased by $6,000 per quarter, $12,000 in aggregate, when compared to the previous year primarily due to lower interest rates on certain floating rate debt.


Inflation
- ---------

    The effects of inflation did not have a material impact upon the Registrant's operation in fiscal 1994 and are not expected to materially affect the Registrant's operation in 1995.


Interest Rates
- --------------

    Declining interest rates on floating rate debt positively affected the operations of the Registrant during 1993. Increases in the prime interest rate did adversely affect the operations of the Registrant in 1994, 1995 and will in the future.

PART II.  OTHER INFORMATION
- ---------------------------

Item 6. Exhibits and Reports on Form 8-K
- ----------------------------------------

    (a) Exhibits

             Exhibit 27 -- Financial Data Schedule (provided for the
                           information of the Securities and Exchange
                           Commission only).

    (b) Reports on Form 8-K

             None


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  NOONEY REAL PROPERTY INVESTORS-FOUR,  L.P.

Dated:  July 12, 1995             /S/ Gregory J. Nooney, Jr.
                                  ---------------------------------------------
                                  Gregory J. Nooney, Jr.
                                  General Partner


                                  NOONEY CAPITAL CORPORATION

                                  /S/ Gregory J. Nooney, Jr.
                                  ---------------------------------------------
                                  Gregory J. Nooney, Jr.
                                  Chairman


                                  Patricia A. Nooney
                                  ---------------------------------------------
                                  Patricia A. Nooney
                                  Senior Vice President and Secretary


                                  BEING A MAJORITY OF DIRECTORS