Form 10-Q
period 1995-08-31
NOONEY REAL PROPERTY INVESTORS FOUR L P
filed 1995-10-16
CIK 700720

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                         ------------------------------
                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarter period ended August 31, 1995

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from ...................... To ......................

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


 ...............................................................................
               Former name, former address and former fiscal year,
                          if changed since last report.

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

                               Page 1 of 13 Pages

PART I
ITEM 1 - FINANCIAL STATEMENTS:
------------------------------

                    NOONEY REAL PROPERTY INVESTORS-FOUR, L.P.
                    -----------------------------------------
                             (A LIMITED PARTNERSHIP)
                             -----------------------
                                 BALANCE SHEETS
                                 --------------
                                                      August 31,   November 30,
                                                         1995          1994
                                                     (Unaudited)
                                                     ------------  ------------

ASSETS:
   Cash and short-term investments                   $   420,810   $   363,649
   Accounts receivable                                    75,740       122,744
   Prepaid expenses and deposits                          38,008        35,649
   Investment property, at cost:
      Land                                             2,219,236     2,219,236
      Buildings and improvements                      17,904,613    17,817,235
                                                     ------------  ------------
                                                      20,123,849    20,036,471
      Less accumulated depreciation                    9,288,883     8,865,810
                                                     ------------  ------------
                                                      10,834,966    11,170,661
   Deferred expenses-At amortized cost                   101,162        97,291
                                                     ------------  ------------
                                                     $11,470,686   $11,789,994
                                                     ============  ============

LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
   Accounts payable and accrued expenses             $   213,069   $   299,200
   Mortgage notes payable                             12,653,980    12,721,302
   Refundable tenant deposits                             96,343        93,121
                                                     ------------  ------------
                                                      12,963,392    13,113,623
                                                     ------------  ------------
Partners' Deficit                                     (1,492,706)   (1,323,629)
                                                     ------------  ------------
                                                     $11,470,686   $11,789,994
                                                     ============  ============


                                  NOONEY REAL PROPERTY INVESTORS-FOUR, L.P.
                                  -----------------------------------------
                                           (A LIMITED PARTNERSHIP)
                                           -----------------------
                               STATEMENTS OF OPERATIONS AND PARTNERS' DEFICIT
                               ----------------------------------------------
                                                 (UNAUDITED)
                                                 -----------
                                                              Three Months Ended       Nine Months Ended
                                                      --------------------------  --------------------------
                                                        August 31,   August 31,    August 31,    August 31,
                                                           1995         1994          1995          1994
                                                       As Restated   As Restated   As Restated   As Restated
                                                       See Note E    See Note E    See Note E    See Note E
                                                      ------------  ------------  ------------  ------------

REVENUES:
   Rental and other income                            $   817,410   $   827,258   $ 2,478,776   $ 2,422,927
   Interest                                                 1,080         1,006         2,798         2,553
                                                      ------------  ------------  ------------  ------------
                                                      $   818,490   $   828,264   $ 2,481,574   $ 2,425,480

EXPENSES:
   Interest                                               288,997       302,175       866,265       914,815
   Depreciation and amortization                          148,314       190,260       477,624       578,419
   Real estate taxes                                       80,573       124,642       340,409       382,158
   Property management fees paid to
     Nooney Krombach Company                               43,605        44,318       132,931       129,856
   Reimbursement to Nooney Krombach Company for
     partnership management services and indirect
     expenses                                              10,000        10,000        30,000        30,000
   Other operating expenses                               283,671       238,761       803,422       743,979
                                                      ------------  ------------  ------------  ------------
                                                          855,160       910,156     2,650,651     2,779,227
                                                      ------------  ------------  ------------  ------------
NET LOSS                                              $   (36,670)  $   (81,892)  $  (169,077)  $  (353,747)
                                                      ============  ============  ============  ============

NET LOSS PER LIMITED PARTNERSHIP UNIT                 $     (2.66)  $     (5.95)  $    (12.28)  $    (25.69)
                                                      ============  ============  ============  ============

PARTNERS' DEFICIT:
   Beginning of Period                                $(1,456,036)  $(1,190,312)  $(1,323,629)  $  (918,457)
   Net Loss                                               (36,670)      (81,892)     (169,077)  $  (353,747)
                                                      ------------  ------------  ------------  ------------
   End of Period                                      $(1,492,706)  $(1,272,204)  $(1,492,706)  $(1,272,204)
                                                      ============  ============  ============  ============


                                  NOONEY REAL PROPERTY INVESTORS-FOUR, L.P.
                                  -----------------------------------------
                                           (A LIMITED PARTNERSHIP)
                                           -----------------------

                                          STATEMENTS OF CASH FLOWS
                                          ------------------------
                                                 (UNAUDITED)
                                                 -----------
                                                          Three Months Ended           Nine Months Ended
                                                      --------------------------  --------------------------
                                                        August 31,    August 31,    August 31,    August 31,
                                                           1995          1994          1995          1994
                                                       As Restated   As Restated   As Restated   As Restated
                                                        See Note E    See Note E    See Note E    See Note E
                                                      ------------  ------------  ------------  ------------

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
   Net Loss                                             $ (36,670)    $ (81,892)    $(169,077)    $(353,747)
   Adjustments to reconcile net loss to net cash
   provided by operating activities:
     Depreciation and amortization                        148,314       190,260       477,624       578,419
     Changes in assets and liabilities:
       Decrease (Increase) in accounts receivable          50,569       (49,800)       47,004       (47,959)
       Increase in deferred expenses                      (10,493)      (23,703)      (19,234)      (29,652)
       Decrease (Increase) in prepaid expenses and
         deposits                                           7,582        24,616        (2,359)      (21,398)
       Increase (Decrease) in accounts payable
         and accrued expenses                              46,779        88,668       (86,131)       12,327
       Increase in refundable tenant deposits               2,311         6,134         3,222        10,160
                                                      ------------  ------------  ------------  ------------
           Total Adjustments                              245,062       236,175       420,126       501,897
                                                      ------------  ------------  ------------  ------------
           Net cash provided by operating activities      208,392       154,283       251,049        148,150
                                                      ------------  ------------  ------------  ------------

CASH FLOWS USED IN INVESTING ACTIVITIES:
   Addition to investment property                        (50,861)      (42,294)     (126,565)     (103,394)
                                                      ------------  ------------  ------------  ------------
           Net cash used in investing activities          (50,861)      (42,294)     (126,565)     (103,394)

CASH FLOWS USED IN FINANCING ACTIVITIES:
   Payments on mortgage notes payable                     (16,784)      (31,869)      (67,323)     (106,466)
                                                      ------------  ------------  ------------  ------------
           Net cash used in financing activities          (16,784)      (31,869)      (67,323)     (106,466)
                                                      ------------  ------------  ------------  ------------

NET INCREASE (DECREASE) IN CASH                           140,747        80,120        57,161       (61,710)

CASH, Beginning of period                                 280,063       207,928       363,649        349,758
                                                      ------------  ------------  ------------  ------------

CASH, End of period                                      $420,810      $288,048     $ 420,810     $ 288,048
                                                      ============  ============  ============  ============

                    NOONEY REAL PROPERTY INVESTORS-FOUR, L.P.
                    -----------------------------------------
                             (A LIMITED PARTNERSHIP)
                             -----------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------
              THREE AND NINE MONTHS ENDED AUGUST 31, 1995 AND 1994
              ----------------------------------------------------

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

NOTE B:

The financial statements include only those assets, liabilities, and results of operations of the partners which relate to the business of Nooney Real Property Investors-Four, L.P. The statements do not include assets, liabilities, revenues or expenses attributable to the partners' individual activities. No provision has been made for federal and state income taxes since these taxes are the responsibility of the partners. In the opinion of the general partners, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at August 31, 1995 and for all periods presented have been made.

NOTE C:

The Registrant's properties are managed by Nooney Krombach Company, a wholly-owned subsidiary of Nooney Company. Certain individual general partners of the Registrant are officers and directors of Nooney Company. Nooney Four Capital Corp., a general partner, is a 75% owned subsidiary of Nooney Company.

NOTE D:

The loss per limited partnership unit for the three and nine months ended August 31, 1995 and 1994 was computed based on 13,529 units, the number of units outstanding during the periods.

NOTE E:
Subsequent to the filing of the 1994 10-Q's, the Registrant's management determined that certain adjustments were not properly reflected in the quarterly financial statements. The adjustments were as follows:

(i) Depreciation expense had previously been overstated as a result of a computational error. The adjustment in 1994 results in a reduction of depreciation expense and an increase in net income of $8,819 for each of the quarters ended February 28, 1994, May 31, 1994 and August 31, 1994. The aforementioned adjustment was properly reflected in the November 30, 1994 financial statements. The adjustment in 1995 results in a reduction of depreciation expense and an increase in net income of $4,744 for the quarters ended February 24, 1995, and May 31, 1995.

         The aforementioned adjustment was properly reflected in the August 31, 1995 financial statements.

(ii) Net loss per limited partnership unit amounts have also been restated to reflect an error made in the previous per unit calculations.


ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS
---------------------------------------------------------

Liquidity and Capital Resources
-------------------------------

    Cash on hand as of August 31, 1995 is $420,810 an increase of $57,161 from year end November 30, 1994. The increase in cash for the nine month period ended August 31, 1995 is the result of the operations of the Registrant's properties. Cash flow provided by operating activities is $251,049, an increase from the prior nine month period of $102,899. The increase in operational cash flow is attributable to increased rental income and decreases in interest expense and real estate taxes. These favorable trends were offset by increases in other operating expenses. The Registrant expects the cash flow provided by operations to be adequate to fund the anticipated real estate tax payments and any additional capital expenditures. The anticipated capital expenditures by property are as follows:

                                              Leasing      Other
                                              Capital     Capital      Total
                                             ----------  ----------  ----------

Woodhollow                                   $      -0-  $    3,900  $    3,900
Cobblestone                                      11,000         -0-      11,000
                                             ----------  ----------  ----------
                                             $   11,000  $    3,900  $   14,900
                                             ==========  ==========  ==========

    During the last quarter of 1995, approximately $14,900 of capital expenditures are expected. The capital to be expended at Woodhollow is necessary to improve the properties' overall appearance (i.e., balcony and building repairs). At Cobblestone Court, additional leasing capital for lease commissions and tenant alterations will be necessary.

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

    During the third quarter of 1995, the State of Missouri passed a law that would affect the classification of certain commercial properties. These certain commercial properties would have their property classification changed from commercial to residential thus reducing their assessment rate from 32% to 19%. Woodhollow Apartments qualified under the new law, resulting in a real estate tax reduction of approximately 38%. The savings recognized will be placed into the property's capital reserve escrow.

    During the second quarter of 1995, the Registrant was able to extend the first mortgage debt through September 1, 1995 upon notification that the significant tenant who occupies approximately 26% of the available space exercised their option for an additional five year lease period. During the third quarter, the Registrant obtained an additional extension through December 31, 1995. The intent of the first mortgage lender is to extend the loan for short periods of time to allow time for the Registrant to place the first mortgage debt with another lender. The current first mortgage debt holder has informed the Registrant that they will not renew the loan due to their underwriting standards relating to loan size. Since that time, the Registrant has had unsuccessful negotiations with other potential lenders in an effort to move the existing debt.

    Subsequent to the end of the third quarter the Registrant executed extensions on the second deeds of trust secured by Cobblestone Court and Woodhollow Apartments through December 31, 1995. The terms and conditions of the extension have not changed from those of previous extensions.

    The future liquidity of the Registrant is dependent on its ability to fund future capital expenditures and mortgage payments from operations and cash reserves, maintain occupancy and negotiate with lenders the refinancing of mortgage debt as it matures. Until such time as the real estate market recovers and profitable sale of the properties is feasible, the Registrant will continue to manage the properties to achieve its investment objectives.

Results of Operations
---------------------

    The results of operations for the Registrant's properties for the quarters ended August 31, 1995 and 1994 are detailed in the schedule below. The information contained in the schedule is the result of operations for each individual property. Expenses of the Registrant are excluded.

                                                       Woodhollow   Cobblestone
                                                       Apartments   Court S.C.
                                                       -----------  -----------

1995
----
Revenues                                               $  545,291   $  272,334
Expenses                                                  563,565      285,816
                                                       -----------  -----------
Net Income                                             $  (18,274)  $  (13,482)
                                                       ===========  ===========

1994
----
Revenues                                               $  531,315   $  295,869
Expenses                                                  623,127      286,610
                                                       -----------  -----------
Net Income                                             $  (91,812)  $    9,259
                                                       ===========  ===========

    At Woodhollow Apartments the net loss for the quarter ended August 31, 1995 and 1994 are $18,274 and $91,812, respectively. The improvement in operating results from quarter ended August 31, 1994 can be attributable to increased revenues resulting from higher furniture rental income along with decreases in interest expense due to the first mortgage debt refinancing, decreased real estate taxes due to the law change in the State of Missouri and decreases in depreciation and amortization resulting from certain capital expenditures becoming fully depreciated and/or amortized.

    The operating results of Cobblestone Court for the quarter ended August 31, 1995 is a net loss of $13,482 compared to net income of $9,259 for the quarter ended August 31, 1994. The decrease in net income at Cobblestone Court relates to the decline in common area maintenance and tax recovery income. Common area maintenance recovery income decreased due to an overall decrease in expenses that can be passed through to the tenant. These expenses decreased by approximately $14,000 from 1993 to 1994. The decrease in tax recovery income relates to the recovery of a fee paid in 1994 for the reduction of the property's real estate taxes. In 1994 the property recovered the fee as it was paid, in 1995 no fee was recovered as a fee was not paid. The fee paid and recovered in 1994 was approximately $11,000.

    The occupancy levels at the Registrant's properties during the third quarter remained at a relatively high level. The market for the Woodhollow Apartments remained strong. The occupancy levels at August 31 are as follows:


PROPERTY                                          Occupancy Rates at August 31,
------------------------------------------------  -----------------------------
                                                    1995      1994      1993
                                                  --------  --------  --------

Woodhollow Apartments                                96%       96%       95%
Cobblestone Court S.C.                               92%       99%       93%


    At Woodhollow Apartments the occupancy remained constant when comparing August 31, 1995 to May 31, 1995 and August 31, 1994 statistics. The Registrant attributes the consistently high occupancy level at Woodhollow Apartments to increasing demand for apartments without a comparable increase in supply. The Registrant expects this trend to continue.

    As previously disclosed, the Registrant received verbal notification from a major tenant who occupies approximately 26% of the available space that they are exercising their option for an additional five years commencing December 1, 1995. Leasing activity in the third quarter netted a decrease in occupancy of 6% or 5,823 square feet. The Registrant renewed 3,167 square feet, obtained no new leases and one tenant vacated 5,823 square feet during the third quarter.


1995 Comparisons
----------------

    As of August 31, 1995, the Registrant's consolidated revenues are $818,490 for the quarter ended and $2,481,574 for the nine month period ended. The revenues have decreased approximately 1.2% for the quarter ended and increased approximately 2.3% for the nine month period ended compared to the same periods ended August 31, 1994.

    At Woodhollow Apartments revenues have increased by approximately $13,975 and $48,056 for the quarter ended and nine month period ended August 31, 1995 when compared to the same periods in 1994. The cause of the quarterly increase relates to furniture rental income which had an increase of $10,753 and rental income with an increase of $3,222. The increase in furniture rental income is due to a greater demand by corporate users who require furnished units. Rental income increased due to general strengthening of the apartment market due to increased demand without the corresponding increase in supply. The revenues for the nine month period ended August 31, 1995 increased from the same period in 1994 due to the following: furniture rental income $20,039; rental income $23,957; remaining income categories $4,060. As previously discussed, the furniture rental income increased due to greater demand by corporate users and the same can be said about net rental income. With the demand increasing for apartment units without the corresponding increase in supply, the Registrant has been able to increase per unit rental rates and/or reduce rent concessions over the period from August 31, 1994 to August 31, 1995.

    At Cobblestone Court for the quarter ended August 31, 1995 revenues decreased by $23,537 and for the nine month period ended August 31, 1995 revenues increased by $7,951 when compared to the same periods ended August 31, 1994. As previously stated, the significant decrease in quarterly income can be attributable to a decline in common area maintenance and real estate tax recovery income. For the nine month period ended, revenues increased due to increases in rental income and tax recovery income offset by a decrease in common area maintenance income. The increases in rental income relates to a strengthening market and the Registrant's ability to negotiate rent increases on new leases and renewals. The increase in real estate tax recovery income relates to a corresponding increase in real estate tax expense. Increases in real estate tax expenses are directly passed through to the tenants. The decrease in common area maintenance recovery income relates to an overall decrease in expenses that can be passed through to the tenant. These expenses decreased by approximately $14,000 from 1993 to 1994.

    As of August 31, 1995, the Registrant's consolidated expenses for the quarter ended and nine month period ended are $855,160 and $2,650,651, respectively. When compared to the same periods ended August 31, 1994 consolidated expenses decreased $54,996 and $128,576, respectively. Consolidated expenses decreased due to decreases in interest expense, depreciation and amortization and real estate taxes offset by increases in other operating expenses.

    Interest expense for the quarter ended and nine month period ended
August 31, 1995 decreased $13,178 and $48,550, respectively when compared to the same periods ended August 31, 1994. The decrease in interest expense can be attributable to the refinancing of the first mortgage debt on Woodhollow Apartments. To offset the decrease in interest expense due to the refinancing were increases in interest expense on the Registrant's floating rate debt.

    Depreciation and amortization for the quarter ended and nine month period ended August 31, 1995 decreased $41,946 and $100,795, respectively when compared to the same periods ended August 31, 1994. The decrease in depreciation and amortization relates to certain capital expenditures (lease commissions, tenant alterations and building improvements) at the Registrant's properties becoming fully depreciated and/or amortized offset by additional capital expenditures at Woodhollow Apartments.

    The decrease in real estate tax expense is due to a law passed that affected the classification of Woodhollow apartments. The apartments changed from a commercial property classification to a residential property classifications thus reducing their assessment rate from 32% to 19%. This classification change resulted in a real estate tax reduction of approximately 38%.

    The increase in other operating expenses for the quarter ended and nine month period ended August 31, 1995 when compared to the same periods ended August 31, 1994 are $44,910 and $59,443, respectively. The following schedule below outlines the properties and expense categories that cause the increase/(decrease) in other operating expenses for the quarter ended and nine month period ended August 31, 1995.

                                  Quarter Ended        Nine month period ended
                                 August 31, 1995           August 31, 1995
                             ------------------------  ------------------------
                             Cobblestone  Woodhollow   Cobblestone  Woodhollow
                                Court     Apartments      Court     Apartments
                             -----------  -----------  -----------  -----------

Administrative                   (6,976)       3,604      (15,315)      14,325
Advertising                   ---------       (2,897)   ---------       (1,185)
Cleaning                          2,714          614        2,465        2,315
Electric                          2,991        4,732        1,585        4,426
Insurance                        (4,114)       4,114    ---------        1,818
Furniture Expense             ---------        4,995    ---------        8,314
Parking Lot Expenses              2,147        2,429       13,927       10,333
Professional Services            (3,221)       7,517        3,118       35,862
Repairs & Mainten.                5,504        6,974        2,611       15,213
Trash Removal                     1,767    ---------        1,802    ---------
Swimming Pool                 ---------       (1,119)   ---------       (4,356)
Other Expenses                ---------        6,634    ---------       (8,547)

Property Totals                     812       37,597       10,193       78,518

Decrease in Nooney Real                        6,501                   (29,268)
  Property Investors-Four,
  L.P. expenses

Consolidated total                            44,910                    59,443


    As presented on the financial statements for the quarter ended and nine month period ended August 31, 1995 the increase in other operating expenses is $44,910 and $59,443, respectively.


1994 Comparisons
----------------

    On a consolidated basis, gross revenues for the quarter ended August 31, 1994 decreased from $838,000 to $828,000 when compared to the previous year. For the nine months ended August 31, gross revenues decreased from $2,546,000 in 1993 to $2,425,000 in 1994. These decreases were largely attributable to the disposal of Quad I Warehouse during the third quarter of 1993. Quad I's revenues for the three and nine months ended August 31, 1993 were $60,000 and $229,000, respectively. Revenues at Cobblestone Court increased from $285,000 in 1993 to $296,000 in 1994 for the quarter ending August 31, 1994. This increase is mainly a result of an increase in minimum rent due to increased occupancy. Year-to-date revenues increased from $851,000 to $873,000 due to increases in minimum rent, percentage rent and tax participation recoveries partially offset by a decrease in operating expense recoveries. Revenues at Woodhollow Apartments increased $41,479 and $86,518 for the quarter and nine month period ended August 31, 1994 when compared to same period ended
August 31, 1993. The quarterly and year-to-date increases are due to fewer rent concessions given in 1994 and an increase in miscellaneous rental fees.

    Consolidated operating expenses for the quarter ended and nine month period ended August 31, 1994 are $918,975 and $2,805,684, respectively. The consolidated expenses increased $192,859 and $26,955 for the quarter ended and nine month period ended August 31, 1994 when compared to the same periods ended August 31, 1993. The increase in consolidated expenses for the quarter ended can be attributable to the gain recognized in the third quarter of 1993 for the sale of the Quad I's property. The $267,455 gain reduced 1993's expenses whereas in 1994 an offset to expenses such as a gain of the sale of an asset was not completed. Without consideration of the Quad I gain on sale consolidated expenses decreased $74,596 for the quarter ended and $240,500 for nine month period ended August 31, 1994 when compared to the same periods ended August 31, 1993. The quarterly and nine month ended decreases is attributable to decreases in interest expense, depreciation and amortization and other operating expenses. Interest expense and depreciation and amortization expenses decreases relate to the sale of the Quad I property. When Quad I sold in the third quarter of 1993, the related debt was extinguished thus the Registrant incurred no interest expense during 1994. With the sale, depreciation and amortization expense relating to the Quad I assets was no longer incurred in 1994. Other operating expenses for the quarter ended decreased due to the Quad I sale offset by an increase at Woodhollow Apartments. The increases at Woodhollow Apartments are a result of increases in administrative costs, tenant related expenses, water and sewer expenses offset by decreases in cleaning and professional services. Other operating expenses for the nine month period ended decreased due to the Quad I sale offset by increases at Woodhollow Apartments and Cobblestone Court. The increase in expenses at Woodhollow Apartments for the nine month period resulted from similar causes as noted in the quarterly changes. At Cobblestone Court the increases can be attributable to increases in real estate taxes and water expenses offset by decreases in snow removal, parking lot expenditures and electric.


Inflation
---------

    The effects of inflation did not have a material impact upon the Registrant's operation in fiscal 1994 and are not expected to materially affect the Registrant's operation in 1995.

PART II.  OTHER INFORMATION
---------------------------

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

    (a)  Exhibits

         Exhibit 27 -- Financial Data Schedule (provided for the information of the Securities and Exchange Commission only)

    (b)  Reports on Form 8-K

         None


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  NOONEY REAL PROPERTY INVESTORS-FOUR,  L.P.

Dated: October 13, 1995           By: /s/ Gregory J. Nooney, Jr.
                                      -----------------------------------------
                                      Gregory J. Nooney, Jr.
                                      General Partner

                                  NOONEY CAPITAL CORPORATION

                                  By: /s/ Gregory J. Nooney, Jr.
                                      -----------------------------------------
                                      Gregory J. Nooney, Jr.
                                      Chairman

                                  By: /s/ Patricia A. Nooney
                                      -----------------------------------------
                                      Patricia A. Nooney
                                      Senior Vice President and Secretary

                                  BEING A MAJORITY OF DIRECTORS