Form 10-K405
period 1995-11-30
NOONEY REAL PROPERTY INVESTORS FOUR L P
filed 1996-02-27
CIK 700720

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                         ------------------------------

                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended November 30, 1995
                          -----------------------------------------------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                        to
                               ----------------------    ----------------------

                         Commission file number 0-11023
                                                -------

                    NOONEY REAL PROPERTY INVESTORS-FOUR, L.P.
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                 Missouri                                43-1250566
-------------------------------------------  ----------------------------------
    (State or other jurisdiction of                   (I.R.S. Employer)
     incorporation or organization)                  Identification No.)

7701 Forsyth Boulevard, St. Louis, Missouri                 63105
-------------------------------------------  ----------------------------------
 (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code (314) 863-7700
                                                   ----------------------------

Securities registered pursuant to Section 12(b) of the Act:

         Title of each class          Name of each exchange on which registered
------------------------------------  -----------------------------------------

                None                                  Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

                          Limited Partnership Interests
-------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

                               Page 1 of 34 Pages
                        Exhibit Index located on Page 16

[X] Indicate by check mark if disclosure of delinquent filers pursuant to
    Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

As of February 1, 1996, the aggregate market value of the Registrant's units of limited partnership interest (which constitute voting securities under certain circumstances) held by non-affiliates of the Registrant was $13,529,000. (The aggregate market value was computed on the basis of the initial selling price of $1,000 per unit of limited partnership interest, using the number of units not beneficially owned on February 1, 1996 by the General Partners or holders of 10% or more of the Registrant's limited partnership interests. The initial selling price of $1,000 per unit is not the current market value. Accurate pricing information is not available because the value of the units of limited partnership interests is not determinable since no active secondary market exists. The characterization of such General Partners and 10% holders as affiliates is for the purpose of this computation only and should not be construed as an admission for any purpose that any such persons are, or other persons not so characterized are not, in fact, affiliates of the Registrant).

Documents incorporated by reference:

Portions of the Prospectus of the Registrant dated April 8, 1982, as supplemented and filed pursuant to Rule 424(c) of the Securities Act of 1933, are incorporated by reference in Part III of this Annual Report on Form 10-K.

                                     PART I
                                     ------

ITEM 1:  BUSINESS
-----------------

Nooney Real Property Investors-Four, L.P. (the "Registrant") is a limited partnership formed under the Missouri Uniform Limited Partnership Law on February 9, 1982, to invest, on a leveraged basis, in income-producing real properties such as shopping centers, office buildings, apartment complexes, office/warehouses and other commercial properties. The Registrant originally invested in five real property investments described in Item 2 below. During fiscal 1990, one of the Registrant's properties, Yankee Square I Office Building in Eagan, Minnesota, was sold to an individual unaffiliated with the Registrant. During fiscal 1991, one of the Registrant's properties, Courtyard Office Building in Creve Coeur, Missouri, was conveyed by deed in lieu of foreclosure to Courtyard Office Building, Inc., the assignee of Courtyard Associates, in order to satisfy the default that existed under the mortgage note held by Courtyard Associates. During fiscal 1993, one of the Registrant's properties, Quad I Warehouse, was sold to a party unaffiliated with the Registrant.

The Registrant's primary investment objectives are to preserve and protect the Limited Partners' capital and obtain long-term appreciation in the value of its properties. The term of the Registrant is until December 31, 2082. It was originally anticipated that the Registrant would sell or refinance its properties within approximately five to ten years after their acquisition. The depression of real estate values experienced nationwide from 1988 to 1993 lengthened this time frame in order to achieve the goal of capital appreciation.

The real estate investment market began to improve in 1994, continued this improvement in 1995, and is expected to further continue its improvement over the next several years. Management believes this trend should increase the
value of the Registrant's properties in the future.   The Registrant is
intended to be self-liquidating and proceeds, if any, from the sale or refinancing of the Registrant's real property investments will not be invested in new properties but will be distributed to the Partners or, at the discretion of the General Partners, applied to capital improvements to, or the payment of indebtedness with respect to, existing properties, the payment of other
expenses or the establishment of reserves.   (See Item 7: Management's
Discussion and Analysis of Financial Condition and Results of Operations.)

The business in which the Registrant is engaged is highly competitive. The Registrant's investment properties are located in or near major urban areas and are subject to competition from other similar types of properties in such areas. The Registrant competes for tenants for its properties with numerous other real estate limited partnerships, as well as with individuals, corporations, real estate investment trusts and other entities engaged in real estate investment activities. Such competition is based on such factors as location, rent schedules and services and amenities provided.

The Registrant has no employees. Property management services for the Registrant's investment properties are provided by Nooney Krombach Company, an affiliate of the General Partners.

ITEM 2:  PROPERTIES
-------------------

On February 16, 1982, the Registrant purchased the Cobblestone Court Shopping Center ("Cobblestone"), located at 14150 Nicollet Avenue South in Burnsville, Minnesota, a suburb of Minneapolis. Cobblestone, which contains approximately 98,000 net rentable square feet, was constructed in 1980 of brick and concrete with a wood facade covering a portion of an enclosed pedestrian walkway. Cobblestone is located on an 11 acre site which provides paved parking for 605 cars. Cobblestone was 92% leased by 18 tenants at year end. The purchase price of Cobblestone was $5,882,318.

On July 28, 1982, the Registrant purchased the Woodhollow Apartments ("Woodhollow"), a 402-unit garden apartment complex located on Dorsett Road in west St. Louis County, Missouri. The complex, which was constructed in phases in 1971 and 1972, consists of 17 buildings containing one, two and three bedroom apartments. The complex is located on a 26 acre site which provides paved parking for 707 cars. Woodhollow was 93% occupied at year end. The purchase price of Woodhollow was $12,665,147.

On December 22, 1983, the Registrant purchased the Quad I Office/Warehouse Building ("Quad I") located at 1680-1758 Westbelt Drive in Columbus, Ohio. During fiscal 1993, Quad I Warehouse was sold to a party unaffiliated with the Registrant.

Reference is made to Note 3 to Notes to Financial Statements filed herewith as
Exhibit 99.3 in response to Item 8 for a description of the mortgage indebtedness secured by the Registrant's real property investments.

The following table sets forth certain information as of November 30, 1995, relating to the properties owned by the Partnership.

                                             AVERAGE
                                           ANNUALIZED
                                            EFFECTIVE
                                 TOTAL      BASE RENT                    PRINCIPAL TENANTS
                      SQUARE   ANNUALIZED      PER      PERCENT     OVER 10% OF PROPERTY BASE       LEASE
    PROPERTY           FEET    BASE RENT   SQUARE FOOT  LEASED            RENT REVENUES (%)      EXPIRATION
------------------  ---------  ----------  -----------  -------  ------------------------------  -----------

Cobblestone Court
  S.C.              97,718     $  672,000  $7.48         92%      T.J. Maxx (16%)                  2001
                                                                  Old Country Buffet (10%)         2000
                                                                  Touch of Countree (10%)          1996
Woodhollow
  Apartments        402 Units  $2,126,000  $5,288/unit   93%      None


ITEM 3:  LEGAL PROCEEDINGS
--------------------------

The Registrant is not a party to any material pending legal proceedings.


ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 1995.


                                     PART II
                                     -------


ITEM 5:  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS
--------------------------------------------------------------

As of February 1, 1996, there were 1,438 record holders of Interests in the Registrant. There is no public market for the Interests, and it is not anticipated that a public market will develop.

There were no cash distributions paid to the Limited Partners during fiscal 1994 or fiscal 1995.


ITEM 6:  SELECTED FINANCIAL DATA
--------------------------------

                                                                  Year Ended November 30,
                                             ---------------------------------------------------------------
                                                 1995         1994         1993         1992         1991
                                             -----------  -----------  -----------  -----------  -----------
                                                      (Not covered by independent auditors' report)

Rental and other income                     $ 3,372,342  $ 3,266,262   $ 3,330,071 $ 3,373,636  $ 3,461,104
Net loss                                       (151,835)    (405,172)    (324,856)    (771,085)  (2,011,861)
Data per limited partnership unit:
  Net loss                                       (11.03)      (29.43)      (23.60)      (56.01)     (146.13)
Weighted average limited partnership units
  outstanding                                    13,529       13,529       13,529       13,529       13,529
At year-end:
  Total assets                               11,322,989   11,789,994   12,303,761   14,790,938   15,543,925
  Investment property - net                  10,705,962   11,170,661   11,750,886   14,054,978   14,824,961
  Mortgage notes payable                     12,628,720   12,721,302   12,850,500   14,846,620   14,995,909
  Partners' equity (deficiency in assets)    (1,475,464)  (1,323,629)    (918,457)    (593,601)      177,484


See Item 7:  Management's Discussion and Analysis for discussion of comparability of items.


ITEM 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS
----------------------------------------------------------

Liquidity and Capital Resources
-------------------------------

Cash reserves as of November 30, 1995 are $275,823, a decrease of $87,826 from year ended November 30, 1994. The decrease in cash from year ended November 30, 1995 is attributable to the payment of 1994 and 1995 real estate taxes for Woodhollow Apartments. The 1995 real estate taxes were paid in October instead of December to take advantage of a real estate tax law change in the state of Missouri which lowered the real estate taxes by approximately 38% when compared to the 1994 real estate tax invoice. Though cash reserves have decreased from November 30, 1994, the Registrant expects the cash flow provided by operations and the Woodhollow capital reserve escrow to be adequate to fund the anticipated capital expenditures in fiscal year 1996. The anticipated capital expenditures by property are as follows:

                                  Leasing    Operating     Other
                                  Capital     Capital     Capital      Total
                                 ----------  ----------  ----------  ----------

Woodhollow Apartments                     0    $ 59,452    $223,428    $282,880
Cobblestone Court                  $ 98,146           0           0      98,146
                                 ----------  ----------  ----------  ----------
                                   $ 98,146    $ 59,452    $223,428    $381,026

Throughout 1996 the Registrant approximates capital expenditures of $381,026. At Woodhollow Apartments, operating capital is necessary in 1996 for carpet and vinyl replacement, hot water heaters and other appliances. In 1996 the Registrant anticipates spending $150,000 from the capital reserve escrow on new siding and parking lot upgrades. The remainder of the other capital expenditures will be for the cost of replacing air conditioning units, signage and the installation of a wheelchair ramp for accessing the clubhouse. Forecasted capital expenditures for Cobblestone Court relate to capital necessary to build out tenant space and fund brokerage lease commissions.

During 1994, the Registrant successfully negotiated with the first mortgage lender on Woodhollow Apartments an extension of the maturity of its note which matured August 1, 1994. Under the modification, the note, with a principal balance of $8,276,961, was extended for an additional seven years reducing the interest rate from 10-3/8% to 9-1/8%. During the first three years, the payments are interest only, thereafter the Registrant will pay principal based on a 15-year amortization schedule. In connection with the refinancing, the Registrant was required to establish a capital reserve escrow account to fund certain deferred capital improvements including new siding, parking lot upgrades and common area renovations estimated to cost approximately $900,000. The refinancing of the first mortgage of Woodhollow reduced its annual debt service by approximately $170,000.

The holder of the first deed of trust on Cobblestone Court informed the Registrant that they would not renew the loan at maturity due to their
underwriting standards relating to loan size.   The lender  extended the loan
several times through June 30, 1996, to allow the Registrant time to place the loan with another mortgage lender. In November the Registrant determined that refinancing the property could not be achieved and placed the property on the market for sale.

Subsequent to the end of the fourth quarter, the Registrant executed extensions on the second deed of trust secured by Cobblestone Court and Woodhollow Apartments through June 30, 1996. The terms and conditions of the extensions have not changed from those of previous extensions.

During 1995, the State of Missouri passed a law that affected the classification of apartment and nursing home properties. These properties had their property classification changed from commercial to residential thus reducing their assessment rate from 32% to 19%. Woodhollow Apartments qualified under the new law, resulting in a real estate tax reduction of approximately 38%. The savings recognized will be placed into the property's capital reserve escrow.

The future liquidity of the Registrant is dependent on its ability to fund future capital expenditures and mortgage payments from operations and cash reserves, maintain occupancy and negotiate with lenders the refinancing of mortgage debt as it matures, and the sale of Cobblestone Court at a price sufficient to cover required obligations. Until such time as the real estate market recovers, the Registrant will continue to manage the properties to achieve its investment objectives.

Results of Operations
---------------------

The results of operations for the Registrant's properties for the year ended November 30, 1995, 1994 and 1993 are detailed in the schedule below. The information contained in the schedule are the results of operations for each property. Expenses of the Registrant are excluded.

                                        Woodhollow   Cobblestone       Quad I
                                        Apartments    Court S.C.     Warehouse
                                       ------------  ------------  ------------

1995
----

Revenues                                $2,142,229    $1,230,146             0
Expenses                                 2,288,324     1,179,866             0
                                       ------------  ------------  ------------
Net Income                              $ (146,095)   $   50,280             0
                                       ============  ============  ============

1994
----

Revenues                                $2,059,244    $1,164,660             0
Expenses                                 2,422,264     1,164,660             0
                                       ------------  ------------  ------------
Net Income                              $ (363,020)   $   44,640             0
                                       ============  ============  ============

1993
----

Revenues                                $1,944,202    $1,168,903    $  228,638
Expenses                                 2,484,760     1,123,580       247,527
Gain on Sale                                     0             0       286,980
                                       ------------  ------------  ------------
Net Income                              $ (540,558)   $   45,323    $  268,091
                                       ============  ============  ============

The three year operating results of Woodhollow Apartments have significantly improved, with revenues increasing and expenses decreasing during the three years presented. The increased revenues over the past three years can be attributable to an overall improvement of the apartment market in the metro west St. Louis area. The improved market has allowed average rental rates to increase and occupancy to remain at relatively high levels. The decrease in expenses can be attributable to decreasing depreciation and amortization resulting from certain capital expenditures becoming fully amortized throughout the three years, decreasing interest expense due to the refinancing completed in 1994 and real estate taxes which decreased from 1994 to 1995. Offsetting the decreases in the aforementioned expense categories were increases in operating expenses.

At Cobblestone Court the operating results were mixed with net income decreasing from 1993 to 1994 and then increasing from 1994 to 1995. Revenues for the three years increased from $1,168,903 in 1993, to $1,209,300 in 1994 and to $1,230,146 in 1995. The increase in revenues from 1993 to 1994 and from 1994 to 1995 can be attributable to the strengthening market and the Registrant's ability to negotiate rent increases on new leases and renewals. Another factor contributing to increased revenues from 1993 to 1994 was the increase in real estate tax reimbursement. As the property's real estate tax expense increased from 1993 to 1994, the property had the ability to pass through those increases to the tenants. Expenses increased during the three
year period from 1993 to 1995.   The increase from 1993 to 1994 relates to an
increase in real estate tax expense. The increase from 1994 to 1995 can be attributable to increases in interest expense and parking lot expenditures, offset by decreases in amortization and office expenses.

Quad I Warehouses were disposed of on August 10, 1993.

The occupancy levels at the Registrant's properties as of November 30, 1995, 1994 and 1993 are detailed in the schedule below.

                                                 Occupancy rates at November 30
                                                -------------------------------
                                                  1995       1994       1993
                                                ---------  ---------  ---------

Woodhollow Apartments                                 93%        93%        95%
Cobblestone Court                                     92%        99%        96%


At Woodhollow Apartments the occupancy remained relatively constant for the three years presented. The Registrant attributes the consistently high occupancy to increasing demand for apartments in the metro west St. Louis area without an increasing supply. The Registrant expects this trend to continue.

During the fourth quarter the occupancy at Cobblestone Court remained at 92%. Cobblestone Court did not have any leasing activity during the fourth quarter. For the year, occupancy decreased 7% from year ended December 31, 1994, through leasing of 1,574 square feet to new tenants, renewal leases of 13,167 square feet, and two tenants vacating totaling 8,813 square feet. As previously disclosed, a major tenant who occupies approximately 26% of the available space exercised their option for an additional five years commencing December 1, 1995. The new term will expire January 2001. Two other major tenants that individually occupy approximately 10% of the available space have leases that expire in May 1996 and April 2000.


1995 Comparisons
----------------

As of November 30, 1995, the Registrant's consolidated revenues are $3,375,929 compared to $3,270,135 for the year ended November 30, 1994. The increase in revenues are $105,794 or 3.24%. The increase in revenues is attributable to both Cobblestone Court and Woodhollow Apartments where increases were $20,846 and $82,985, respectively. Cobblestone Court's revenues increased due to a strengthening market and the Registrant's ability to negotiate increases in rental rates on lease renewals. Additionally, percentage rent income increased due to better than expected performance from various tenants' business operations. Woodhollow Apartments had the largest revenue increase of the two properties and this also can be attributed to a strengthening market and the Registrant's ability to negotiate rental rate increases. Along with increased rental revenues, the property had an increase in furniture rental income due to a corporate user renting several apartments and furniture for their employees.

The Registrant's consolidated expenses for the year ended November 30, 1995 and 1994 are $3,527,764 and $3,675,307, respectively. The decrease of $147,543 or
4.01% is attributable to decreases in interest, depreciation and amortization, and real estate taxes, offset by an increase in repairs and maintenance expenses. The decrease in interest expense relates to the refinancing of Woodhollow Apartments first deed of trust in August 1994 which reduced the interest rate from 10.375% to 9.125%. Offsetting the $66,072 decrease was an increase in interest expense relating to Cobblestone Court and its floating rate debt. Depreciation and amortization expenses decreased by $115,328 with Woodhollow Apartments comprising $104,844 of the total. The decrease in depreciation and amortization relate to certain capital expenditures at Woodhollow Apartments becoming fully depreciated and/or amortized. The decrease in real estate taxes also relates to Woodhollow Apartments. As previously discussed, the State of Missouri passed a law that affected the classification of apartment and nursing home properties. Woodhollow Apartments was affected and their assessment rate decreased from 32% to 19% resulting in a real estate tax reduction of approximately 38%. Repairs and maintenance expense increased by $63,414 when comparing November 30, 1995 to year ended November 30, 1994. The components of the increase are landscaping, plumbing, and apartment turnover expenses at Woodhollow Apartments along with parking lot maintenance and landscaping at Cobblestone Court.

With the increase in consolidated revenues and the decrease in consolidated expenses, the Registrant's net loss decreased from ($405,172) to ($151,835) for the years ended November 30, 1994 and 1995, respectively. Net loss per limited partnership unit improved to ($11.03). Cash flow provided by operating activities for the year ended November 30, 1995 is $158,363. Operating cash flow along with prior year reserve capital enabled the Registrant to fund capital expenditures of $153,607 and reduced the note payable by $92,582.


1994 Comparisons
----------------

Revenues for the years ended November 30, 1994 and 1993 are $3,270,135 and $3,620,743, respectively. The decrease in consolidated revenues relates to a $286,980 gain on the sale of one of the Registrant's properties recorded in 1993. Without consideration to the gain, revenues decreased $63,628. The decrease is attributable to the sold property, Quad I Warehouses, because in 1993 revenues totaling $228,638 were recorded while in 1994 the property had already been sold and no revenues recorded. The decrease in revenues relating to the sold property were offset by increases in revenues at Woodhollow Apartments ($99,311) and Cobblestone Court ($40,397). At Woodhollow Apartments the revenue increases were caused by increasing rental rates and a reduction in rent concessions. Cobblestone Court's increase in revenues relates to higher occupancy and increased tax participation revenues.

The Registrant's consolidated expenses for the years ended November 30, 1994 and 1993 are $3,675,307 and $3,945,599, respectively. A significant part of the operating expense decrease relates to Quad I Warehouses. The property operated in 1993 generating expenses of $250,638 while in 1994 no expenses from this property had been recorded due to its sale in August 1993. Without considering the impact of Quad I Warehouses, consolidated expenses would have decreased only $19,654 or less than 1%.

Net loss for the year ended November 30, 1994 was $405,172 or $29.43 per limited partnership unit. When compared to year ended November 30, 1993, the net loss increased by $80,316. Even though the property's operating results were weak, cash flow provided by operating activities was $280,203 enabling the Registrant to fund capital expenditures of $137,114 and reduce the outstanding debt by $129,128.


Inflation
---------

The effects of inflation did not have a material impact upon the Registrant's operation in fiscal 1995 and are not expected to materially affect the Registrant's operation in 1996.


Interest Rates
--------------

Interest rates on floating rate debt increased in 1995 which negatively affected the operations of the Registrant in 1995. Future increases in the prime interest rate can adversely affect the operations of the Registrant during 1996 and in the future.


ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------

Financial Statements of the Registrant are filed herewith as Exhibit 99.3 and are incorporated herein by reference (see Item 14(a)(1)). The supplementary financial information specified by Item 302 of Regulation S-K is provided in
Item 7.


ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE
---------------------------------------------------------

None


                                    PART III
                                    --------

ITEM 10:     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
---------------------------------------------------------------

The General Partners of the Registrant responsible for all aspects of the Registrant's operations are Gregory J. Nooney, Jr., age 65, and Nooney Capital Corp., a Missouri corporation. Gregory J. Nooney, Jr. is a senior officer of Nooney Company, the sponsor of the Registrant.

The background and experience of the General Partners are as follows:

Gregory J. Nooney, Jr. joined Nooney Company in 1954 and is currently Chairman of the Board and Chief Executive Officer.

John J. Nooney is a Special General Partner of the Partnership and as such, does not exercise control of the affairs of the Partnership.

John J. Nooney joined Nooney Company in 1958 and was President and Treasurer until he resigned in 1992. Mr. Nooney is currently Chairman of the Board of Dalton Investments, a real estate asset management firm.

Nooney Capital Corp. was formed in February 1982 for the purpose of being a general and/or limited partner in the Registrant and other limited partnerships. Gregory J. Nooney, Jr. is a director of Nooney Capital Corp.

Gregory J. Nooney, Jr. and John J. Nooney are brothers. Gregory J. Nooney, Jr. and Faith L. Nooney (wife of John J. Nooney) are stockholders of Nooney Company, with Gregory J. Nooney, Jr. controlling all voting stock of Nooney Company.

The General Partners will continue to serve as General Partners until their withdrawal or their removal from office by the Limited Partners.

Certain of the General Partners act as general partners of limited partnerships and hold directorships of companies with a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934 or subject to the requirements of Section 15(d) of the Act. A list of such directorships, and the limited partnerships for which the General Partners serve as general partners, is filed herewith as Exhibit 99.1 and incorporated herein by reference.

During 1993 Lindbergh Boulevard Partners, L.P. filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code. Gregory J. Nooney, Jr. is the general partner of Nooney Ltd. II, L.P, which in turn is the general partner of Nooney Development Partners, L.P., which in turn is the general partner of Nooney-Hazelwood Associates, L.P., which is the general partner of Lindbergh Boulevard Partners, L.P. Lindbergh Boulevard Partners, L.P. emerged from bankruptcy on May 17, 1994, when its Plan of Reorganization was confirmed.


ITEM 11:     EXECUTIVE COMPENSATION
-----------------------------------

The General Partners are entitled to a share of distributions and a share of profits and losses as more fully described under the headings "Compensation to General Partners and Affiliates" on pages 9-11 and "Profits and Losses for Tax Purposes; Distributions; and Expenses of General Partners" on pages A-16 to A-19 of the Prospectus of the Registrant dated April 8, 1982, as supplemented and filed pursuant to Rule 424(c) of the Securities Act of 1933 (the "Prospectus"), which are incorporated herein by reference.

During fiscal 1995 there were no cash distributions paid to the General Partners by the Registrant.

See Item 13 below for a discussion of transactions between the Registrant and certain affiliates of the General Partners.

ITEM 12:     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
---------------------------------------------------------------------------

(a) Security Ownership of Certain Beneficial Owners.

No person is known to the Registrant to be the beneficial owner of more than 5% of the outstanding Interests of the Registrant.

(b)  Security Ownership of Management.

None of the General Partners is known to the Registrant to be the beneficial owner, either directly or indirectly, of any Interests in the Registrant.

(c)  Changes in Control.

There are no arrangements known to the Registrant, the operation of which may at a subsequent date result in a change in control of the Registrant.


ITEM 13:     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-----------------------------------------------------------

(a)  Transactions with Management and Others.

Certain affiliates of the General Partners are entitled to certain fees and other payments from the Registrant in connection with certain transactions of the Registrant as more fully described under the headings "Compensation to General Partners and Affiliates" on pages 9-11 and "Management" on pages 26-28 of the Prospectus, which are incorporated herein by reference.

Nooney Krombach Company, the manager of Registrant's properties, is a wholly-owned subsidiary of Nooney Company. Nooney Krombach Company is entitled to receive monthly compensation from the Registrant for property management and leasing services, plus reimbursement of expenses. During fiscal 1995 the Registrant paid property management and leasing fees of $181,734 to Nooney Krombach Company.

During fiscal 1995 the Registrant paid Nooney Krombach Company $40,000 as reimbursement for indirect expenses incurred in connection with management of the Registrant.

See Item 11 above for a discussion of cash distributions paid to the General Partners during fiscal 1995.

(b)  Certain Business Relationships.

The relationship of certain of the General Partners to certain of their affiliates is set forth in Item 13(a) above. Also see Item 13(a) above for a discussion of amounts paid by the Registrant to the General Partners or their affiliates during fiscal 1995.

(c)  Indebtedness of Management.

Not Applicable.

(d)  Transactions with promoters.

Not Applicable.

                                     PART IV
                                     -------

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------

(a) The following documents are filed as a part of this report:


    (1)   Financial Statements (filed herewith as Exhibit 99.3):

          Independent auditors' report
          Balance sheets
          Statements of operations
          Statements of partners' equity (deficiency in assets)
          Statements of cash flows
          Notes to financial statements

    (2)   Financial Statement Schedules (filed herewith as Exhibit 99.3):

          Schedule - Reconciliation of partners' equity (deficit)
          Schedule III - Real estate and accumulated depreciation

          All other schedules are omitted because they are inapplicable or not required under the instructions.

    (3)   Exhibits:

          See Exhibit Index on Page 16.

(b) Reports on Form 8-K

    During the last quarter of the period covered by this report, the Registrant filed no reports on Form 8-K.

(c) Exhibits:

    See Exhibit Index on Page 16.

(d) Not Applicable

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) under the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      NOONEY REAL PROPERTY INVESTORS-FOUR, L.P.

Date: February 21, 1996               /s/ Gregory J. Nooney, Jr.
                                      -----------------------------------------
                                      Gregory J. Nooney, Jr.
                                      General Partner

                                      Nooney Capital Corp.
                                      General Partner

Date: February 21, 1996               By: /s/ Gregory J. Nooney, Jr.
                                          -------------------------------------
                                          Gregory J. Nooney, Jr.
                                          Chairman of the Board and
                                          Chief Executive Officer

                                      By: /s/ Patricia A. Nooney
                                          -------------------------------------
                                          Patricia A. Nooney
                                          Senior Vice President and
                                          Secretary

                                  EXHIBIT INDEX

Exhibit Number  Description
--------------  ---------------------------------------------------------------

3.1 Amended and Restated Agreement and Certificate of Limited Partnership dated April 7, 1982, is incorporated by reference to the Prospectus contained in the Registration Statement on Form S-11 under the Securities Act of 1933 (File No. 2-76046).

10 Management Contract between Nooney Real Property Investors-Four, L.P. and Nooney Company is incorporated by reference to
                 Exhibit 10 to the Registration Statement on Form S-11 under the Securities Act of 1933 (File No. 2-76046). The Management Contract was assigned by Nooney Company to Nooney Management Company (now Nooney Krombach Company), a wholly-owned subsidiary of Nooney Company, on April 1, 1985, and is identical in all material respects.

27 Financial Data Schedule (provided for the information of the U.S. Securities and Exchange Commission only)

99.1             List of Directorships filed in response to Item 10.

99.2 Pages 9-11, 26-28 and A-16 - A-19 to the Prospectus of the Registrant dated April 8, 1982, as supplemented and filed pursuant to Rule 424(c) of the Securities Act of 1933 are incorporated by reference.

99.3             Financial Statements and Schedules.