Form 10-Q
period 1996-02-29
NOONEY REAL PROPERTY INVESTORS FOUR L P
filed 1996-04-15
CIK 700720

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549
                         ------------------------------
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarter period ended February 29, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                        To
                               ----------------------    ----------------------

                         Commission file number 0-11023

                    NOONEY REAL PROPERTY INVESTORS-FOUR, L.P.
- -------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                  Missouri                                 43-1250566
- -------------------------------------------  ----------------------------------
     (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                   Identification No.)

7701 Forsyth Boulevard, St. Louis, Missouri                   63105
- -------------------------------------------  ----------------------------------
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

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12,13, or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest
practicable date                .
                 ---------------
                               Page 1 of 11 Pages

PART I
- ------
ITEM 1:  FINANCIAL STATEMENTS
- -----------------------------

                    NOONEY REAL PROPERTY INVESTORS-FOUR, L.P.

                             (A LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                                                     February 29,  November 30,
                                                         1996          1995
                                                      (Unaudited)
                                                     ------------  ------------

ASSETS:
   Cash and short-term investments                   $   452,032   $   275,823
   Accounts receivable                                   136,198       186,369
   Prepaid expenses and deposits                          41,120        69,139
   Investment property, at cost:
      Land and improvements                            1,013,858     1,013,858
      Buildings                                       12,917,892    12,904,376
                                                     ------------  ------------
                                                      13,931,750    13,918,376
      Less accumulated depreciation                    6,805,864     6,702,698
                                                     ------------  ------------
                                                       7,125,886     7,215,536
Investment property held for sale                      3,485,617     3,490,426
Deferred expenses-At amortized cost                       93,689        85,696
                                                     ------------  ------------
                                                     $11,334,542   $11,322,989
                                                     ============  ============

LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
   Accounts payable and accrued expenses             $   118,075   $    74,635
   Mortgage notes payable                             12,602,966    12,628,720
   Refundable tenant deposits                             99,236        95,098
                                                     ------------  ------------
                                                      12,820,277    12,798,453
                                                     ------------  ------------
Partners' Deficit                                     (1,485,735)   (1,475,464)
                                                     ------------  ------------
                                                     $11,334,542   $11,322,989
                                                     ============  ============

                    NOONEY REAL PROPERTY INVESTORS-FOUR, L.P.

                             (A LIMITED PARTNERSHIP)

                 STATEMENTS OF OPERATIONS AND PARTNERS' DEFICIT

                                   (UNAUDITED)

                                                          Three Months Ended
                                                     --------------------------
                                                     February 29,  February 28,
                                                         1996          1995
                                                     ------------  ------------

REVENUES:
   Rental and other income                           $   854,762   $   809,016
   Interest                                                  295           851
                                                     ------------  ------------
                                                         855,057       809,867

EXPENSES:
   Interest                                              284,402       287,079
   Depreciation and amortization                         127,347       166,519
   Real estate taxes                                      99,164       124,707
   Property management fees paid to
      Nooney Krombach Company                             45,234        43,277
   Reimbursement to Nooney Krombach Company
      for partnership management services and
      indirect expenses                                   10,000        10,000
   Other operating expenses                              299,181       273,498
                                                     ------------  ------------
                                                         865,328       905,080
                                                     ------------  ------------

NET LOSS                                             $   (10,271)  $   (95,213)
                                                     ============  ============

NET LOSS PER LIMITED PARTNERSHIP UNIT                $     (0.75)  $     (6.92)
                                                     ============  ============

PARTNERS' DEFICIT:
   Beginning of Period                               $(1,475,464)  $(1,323,629)
   Net Loss                                              (10,271)      (95,213)
                                                     ------------  ------------
   End of Period                                     $(1,485,735)  $(1,418,842)
                                                     ============  ============

                    NOONEY REAL PROPERTY INVESTORS-FOUR, L.P.
                             (A LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                         Three Months Ended
                                                     --------------------------
                                                     February 29,  February 28,
                                                         1996          1995
                                                     ------------  ------------

CASH FLOWS PROVIDED BY(USED IN) OPERATING ACTIVITIES:
   Net Loss                                          $   (10,271)  $   (95,213)
   Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
      Depreciation and amortization                      127,347       166,519
      Changes in assets and liabilities:
         Decrease in accounts receivable                  50,171        16,321
         Decrease in prepaid expenses and deposits        28,016         4,381
         Increase (Decrease) accounts payable and
            accrued expenses                              43,440      (114,534)
         Increase (Decrease) in refundable tenant
            deposits                                       4,138          (108)
         Decrease in deferred expenses                   (26,840)       (5,187)
                                                     ------------  ------------
         Total Adjustments                               226,272        67,392
                                                     ------------  ------------
         Net cash provided by (used in)
            operating activities                         216,001       (27,821)
                                                     ------------  ------------

CASH FLOWS USED IN INVESTING ACTIVITIES:
   Addition to investment property                       (14,037)      (20,443)
                                                     ------------  ------------
         Net cash used in investing activities           (14,037)      (20,443)

CASH FLOWS USED IN FINANCING ACTIVITIES:
   Payments on mortgage notes payable                    (25,755)      (25,247)
                                                     ------------  ------------
         Net cash used in financing activities           (25,755)      (25,247)
                                                     ------------  ------------
NET INCREASE (DECREASE) IN CASH                          176,209       (73,511)

CASH, Beginning of period                                275,823       363,649
                                                     ------------  ------------
CASH, End of period                                  $   452,032   $   290,138
                                                     ============  ============

                    NOONEY REAL PROPERTY INVESTORS-FOUR, L.P.
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                  THREE MONTHS ENDED FEBRUARY 29, 1996 AND 1995

NOTE A:

Refer to the Registrant's financial statements for the year ended November 30, 1995, which are contained in the Registrant's Annual Report on Form 10-K, for a description of the accounting policies which have been continued without change except as noted below. During the first quarter of fiscal year 1996, the Registrant implemented "Financial Accounting Standards Board Rule 121, Accounting for the Long-lived Asset and for the Long-lived Assets to Be Disposed Of". The implementation had no financial statement impact for the quarter ended February 29, 1996. Also, refer to the footnotes to those statements for additional details of the Registrant's financial condition. The details in those notes have not changed except as a result of normal transactions in the interim or as noted below.

NOTE B:

The financial statements include only those assets, liabilities, and results of operations of the partners which relate to the business of Nooney Real Property Investors-Four, L.P. The statements do not include assets, liabilities, revenues or expenses attributable to the partners' individual activities. No provision has been made for federal and state income taxes since these taxes are the responsibility of the partners. In the opinion of the general partners, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at February 29, 1996 and for all periods presented have been made.

NOTE C:

The Registrant's properties are managed by Nooney Krombach Company, a wholly-owned subsidiary of Nooney Company. Certain individual general partners of the Registrant are officers and directors of Nooney Company. Nooney Four Capital Corp., a general partner, is a 75% owned subsidiary of Nooney Company.

NOTE D:

The loss per limited partnership unit for the three months ended February 29, 1996 and February 28, 1995 was computed based on 13,529 units, the number of units outstanding during the periods.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
- -------------------------------------------------------------------

Liquidity and Capital Resources
- -------------------------------

Cash on hand as of February 29, 1996 is $452,032, an increase of $176,209 from year end November 30, 1995. The increase in cash balances can be attributed to the improved operations at Woodhollow Apartments due to a strengthening of the multi-family market in the west St. Louis County area. The additional cash flow at Woodhollow Apartments has been deposited into an established capital reserve to fund certain deferred capital improvements including new siding, parking lot upgrades and common area renovations. These improvements to the property will commence in the current year. Additional capital expenditures by property are as follows:

                                          Leasing        Other
                                          Capital       Capital       Total
                                       ------------  ------------  ------------

Cobblestone Court                          $ 96,950      $      0      $ 96,950
Woodhollow Apartments                      $      0      $ 67,250      $ 67,250
                                       ------------  ------------  ------------
                                           $ 96,950      $ 67,250      $164,200
                                       ============  ============  ============

During the remainder of 1996, approximately $164,200 of capital expenditures are expected. The capital to be expended at Cobblestone Court relates to tenant alterations and lease commissions for new tenants and lease renewals. At Woodhollow Apartments a majority of the capital to be expended will be for the replacement of air conditioning units and the completion of a handicap ramp for wheelchair access.

As discussed in the third quarter and annual report, the General Partners have put Cobblestone Court on the market for sale. The General Partners elected to sell the property at this time because Cobblestone Court needs to be reconfigured and repositioned to stay competitive in today's retail environment, and the partnership is not in financial position to supply the capital needed for such a project. In addition, due to the harsh winter, it has become apparent that the building may need extensive roof repairs. The Registrant has received offers for the property, however, no contract has been executed at this time.

If the Registrant's efforts to market and sell the property are unsuccessful, it may become necessary to extend the first mortgage debt. The mortgage debt is due to mature June 28, 1996. At this time, the Registrant cannot determine if the mortgage debt can be further extended.

During the fourth quarter of 1995, the Registrant extended the second mortgage debt on Cobblestone Court and Woodhollow Apartments through June 30, 1996. The balance of the loans as of February 29, 1996 were $1,438,039 and $218,841, respectively.

The long-term liquidity of the Registrant is dependent on its ability to fund future capital expenditures and mortgage payments, maintain high occupancy and negotiate with lenders the renewal and/or refinancing of certain mortgage debt as it matures. Until such time as real estate market conditions recover and a profitable sale of the properties is feasible, the Registrant will continue to manage the properties to achieve its investment objectives.


Results of Operations
- ---------------------

The results of operations for the Registrant's properties for the quarters ended February 29, 1996 and February 28, 1995 are detailed in the schedule below. Expenses of the Registrant are excluded.

                                                      Woodhollow   Cobblestone
                                                      Apartments       Court
                                                     ------------  ------------

1996
- ----
Revenues                                              $  578,058    $  272,168
Expenses                                              $  556,897    $  280,272
                                                     ------------  ------------
Net Income (Loss)                                     $   21,161    $   (8,104)
                                                     ============  ============

1995
- ----
Revenues                                              $  525,446    $  283,420
Expenses                                              $  590,829    $  290,924
                                                     ------------  ------------
Net Loss                                              $  (65,383)   $   (7,504)
                                                     ============  ============

At Woodhollow Apartments the operations have significantly improved from the first quarter of 1995 to the first quarter of 1996. Net income for the three month period ended February 29, 1996 is $21,161 compared to a net loss of $65,383 for the same period ended February 28, 1995. The increase in net income can be attributed to increased revenues along with a decrease in expenses. The improvement in the multi-family market in the west St. Louis County continues to put upward pressure in the rental rates resulting in increased revenues. The decrease in operating expenses relates primarily to real estate taxes which resulted from a law change in the State of Missouri. During the third quarter of 1995, the State of Missouri passed a law that reduced Woodhollow Apartment's assessment rate from 32% to 19%.

Cobblestone Court's operating results remained relatively stable when comparing 1996 first quarter results to 1995 first quarter results. Though total expenses remained consistent from quarter end to quarter end, individual components varied significantly. Snow removal increased $10,320 along with repairs and maintenance ($4,443) and insurance ($3,536). Offsetting the increase in expenses is a decrease in depreciation expense of $37,210. The decrease in depreciation expense relates to the fact that the property is held for sale and under generally accepted accounting principles when a property is held for sale it may no longer be depreciated.

The occupancy levels at the Registrant's properties during the first quarter decreased at Cobblestone Court while at Woodhollow Apartments they remained stable. The occupancy levels at February 29, 1996 and February 28, 1995 and 1994 are as follows:

Property

                                           Occupancy Rates at February 29, 1996
                                             and February  28, 1995 and 1994
                                          -------------------------------------
                                              1996        1995         1994
                                          -----------  -----------  -----------

Woodhollow Apartments                          96%         96%          94%
Cobblestone Court                              85%         99%          96%

At Woodhollow Apartments the occupancy remained constant when comparing February 29, 1996 to February 28, 1995 and February 28, 1994 statistics. The Registrant attributes the consistently high occupancy level at Woodhollow Apartments to increasing demand for apartment units in the west St. Louis County area without a corresponding increase in supply. The Registrant expects this trend to continue throughout 1996.

During the first quarter the occupancy level at Cobblestone Court decreased from 92% to 85% due to the move out of a single tenant occupying 6,584 square feet. The Registrant renewed 26,400 square feet for two tenants. A major tenant occupying 25,600 square feet renewal became effective December 1, 1995 for a term of five years. The property has two major tenants that occupy approximately 26% and 10% with lease expiring in December 2000 and May 1996, respectively. The tenant whose lease expires in May 1996 has given verbal notice that they are interested in renewing their lease, however, terms have not been agreed upon.


1996 Comparisons
- ----------------

As of February 29, 1996 the Registrant's consolidated revenues for the quarter ended are $855,057 compared to $809,867 for the same period ended February 28, 1995. The increase in consolidated revenues is directly attributable to Woodhollow Apartments. At Woodhollow Apartments revenues increased $52,612 when comparing quarter ending results February 29, 1996 to February 28, 1995. The increase is a result of an improving multi-family market in the west St. Louis County area. Offsetting the increase in revenues at Woodhollow Apartments is a decrease in revenues at Cobblestone Court of $11,252. The decrease at Cobblestone Court relates to a decrease in rental income which can be attributed to the decrease in occupancy.

Consolidated expenses for the quarter ended February 29, 1996 are $865,328 compared to $905,080 for the same period ended February 28, 1995. The decrease in consolidated expenses relates primarily to the decrease in depreciation expense. The decrease in depreciation expense relates to Cobblestone Court and the fact that the property is being held for sale and under generally accepted accounting principles a property held for sale may not be depreciated. Real estate tax expense has also decrease from quarter end February 29, 1996 to February 28, 1995. As previously mentioned, the decrease is due to a change in the law in the State of Missouri.

Offsetting the decreases in depreciation expense and real estate tax expense were increases in operating expenses. The following operating expenses increased when comparing quarter end February 29, 1996 to February 28, 1995: snow removal ($11,634), furniture rental ($12,438), insurance ($4,620) and cleaning ($4,989). Offsetting the aforementioned increases were decreases in the following expenses: maintenance payroll (5,840) and professional services ($6,904).


1995 Comparisons
- ----------------

For the quarter ended February 28, 1995 and 1994 consolidated revenues were $809,867 and $793,629, respectively. The increase in revenues of $16,238 is attributable to an increase in revenues at Woodhollow Apartments ($23,043) offset by a decrease in revenues at Cobblestone Court ($6,855). The revenue increase at Woodhollow Apartments was caused by a general strengthening of the multi-family market in west St. Louis County and as stated previously, this trend continued throughout 1995 and into 1996. The decrease in revenues at Cobblestone Court is attributable to decreases in percentage rent and common area maintenance income.

Consolidated operating expenses for the quarter ended February 28, 1995 and 1994 were $905,080 and 920,347, respectively. The decrease in expenses is attributable to decreases in interest expense and depreciation and amortization offset by an increase operating expenses. The decrease in interest expense relates to the refinancing of the first mortgage debt secured by Woodhollow Apartments completed in August 1994. The decreases in depreciation and amortization are attributable to certain capital expenditures (tenant alterations, lease commission and building improvements) at the Registrant's properties becoming fully amortized and/or depreciated. The increase in operating expenses is attributable to repairs and maintenance ($3,973), snow removal ($4,035), administration fees ($5,000), parking lot expenditures ($7,498) and professional services ($7,130).


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

                                  NOONEY REAL PROPERTY INVESTORS-FOUR,  L.P.

Dated:  April 15, 1996            By: /s/ Gregory J. Nooney, Jr.
                                      -----------------------------------------
                                      Gregory J. Nooney, Jr.
                                      General Partner

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