Form 10-Q
period 1996-05-31
NOONEY REAL PROPERTY INVESTORS FOUR L P
filed 1996-07-15
CIK 700720

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarter period ended May 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from _______________ To _______________

                         Commission file number 0-11023

                   NOONEY REAL PROPERTY INVESTORS-FOUR, L.P.
- --------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                                    Missouri
- --------------------------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                    43-1250566
- --------------------------------------------------------------------------------
                      (I.R.S. Employer Identification No.)

7701 Forsyth Boulevard, St. Louis, Missouri                             63105
- --------------------------------------------------------------------------------
  Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code (314) 863-7700


- --------------------------------------------------------------------------------
              Former name, former address and former fiscal year,
                         if changed since last report.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____.

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDING DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12,13, or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes _____ No _____.

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date _______________.

PART I
ITEM 1 - FINANCIAL STATEMENTS:

                    NOONEY REAL PROPERTY INVESTORS-FOUR, L.P.
                             (A LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                                                       May 31,      November 30,
                                                        1996            1995
                                                    (Unaudited)
                                                   -------------   -------------

ASSETS:
         Cash ..................................   $    432,904    $    275,823
         Accounts receivable ...................        156,509         186,369
         Prepaid expenses and deposits .........         66,814          69,139
         Investment property, at cost:
           Land ................................      1,013,858       1,013,858
           Buildings ...........................     12,946,937      12,904,376
                                                   -------------   -------------
                                                     13,960,795      13,918,234
           Less accumulated depreciation .......     (6,909,644)     (6,702,698)
                                                   -------------   -------------
                                                      7,051,151       7,215,536
Investment property held for sale ..............      3,482,361       3,490,426

Deferred expenses-At amortized cost ............         77,539          85,696
                                                   -------------   -------------
                                                   $ 11,267,278    $ 11,322,989
                                                   =============   =============

LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
         Accounts payable and accrued expenses .   $    102,185    $     74,635
         Refundable tenant deposits ............         96,917          95,098
         Mortgage notes payable ................     12,575,460      12,628,720
                                                   -------------   -------------
                                                     12,774,562      12,798,453
                                                   -------------   -------------

Partners' Deficit ..............................     (1,507,284)     (1,475,464)
                                                   -------------   -------------

                                                   $ 11,267,278    $ 11,322,989
                                                   =============   =============

SEE NOTES TO FINANCIAL STATEMENTS

                                NOONEY REAL PROPERTY INVESTORS-FOUR, L.P.
                                         (A LIMITED PARTNERSHIP)

                             STATEMENTS OF OPERATIONS AND PARTNERS' DEFICIT
                                               (UNAUDITED)
                                                    Three Months Ended            Six Months Ended
                                               ---------------------------   ---------------------------
                                                  May 31,        May 31,        May 31,        May 31,
                                                   1996           1995           1996           1995
                                               ------------   ------------   ------------   ------------

REVENUES:
         Rental and other income ...........   $   862,924    $   852,350    $ 1,717,686    $ 1,661,366
         Interest ..........................         1,909            867          2,204          1,718
                                               ------------   ------------   ------------   ------------
                                                   864,833        853,217      1,719,890      1,663,084
                                               ------------   ------------   ------------   ------------

EXPENSES:
         Interest ..........................       284,771        290,189        569,173        577,268
         Depreciation and amortization .....       123,185        162,791        250,532        329,310
         Real estate taxes .................       110,618        135,129        209,782        259,836
         Property management fees paid to
          Nooney Krombach Company ..........        45,892         46,049         91,126         89,326
         Reimbursement to Nooney Krombach
          Company for partnership management
          services and indirect expenses ...        10,000         10,000         20,000         20,000
         Repairs and maintenance ...........        59,411         41,917         99,203         81,083
         Payroll costs .....................        56,310         51,047        103,440         83,967
         Other operating expenses ..........       196,195        153,289        408,454        354,701
                                               ------------   ------------   ------------   ------------
                                                   886,382        890,411      1,751,710      1,795,491
                                               ------------   ------------   ------------   ------------

NET LOSS ...................................   $   (21,549)       (37,194)       (31,820)   $  (132,407)
                                               ============   ============   ============   ============

NET LOSS PER LIMITED PARTNERSHIP UNIT ......   $     (1.57)   $     (2.70)   $     (2.32)   $     (9.62)
                                               ============   ============   ============   ============

PARTNERS' DEFICIT:
         Beginning of Period ...............   $(1,485,735)   $(1,418,842)   $(1,475,464)   $(1,323,629)
         Net Loss ..........................       (21,549)       (37,194)       (31,820)      (132,407)
                                               ------------   ------------   ------------   ------------
         End of Period .....................   $(1,507,284)   $(1,456,036)   $(1,507,284)   $(1,456,036)
                                               ============   ============   ============   ============

SEE NOTES TO FINANCIAL STATEMENTS

                                        NOONEY REAL PROPERTY INVESTORS-FOUR, L.P.
                                                 (A LIMITED PARTNERSHIP)

                                                STATEMENTS OF CASH FLOWS
                                                       (UNAUDITED)
                                                                         Three Months Ended        Six Months Ended
                                                                     ------------------------   -----------------------
                                                                       May 31,      May 31,       May 31,      May 31,
                                                                        1996         1995          1996         1995
                                                                     ----------   -----------   ----------   ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
         Net Loss ................................................   $ (21,549)   $  (37,194)   $ (31,820)   $(132,407)

         Adjustments to reconcile net loss to net
           cash provided by operating activities:
           Depreciation and amortization .........................     123,185       162,791      250,532      329,310
           Changes in assets and liabilities:
             (Increase) Decrease in accounts receivable ..........     (20,311)      (19,886)      29,860       (3,565)
             (Increase) Decrease prepaid expenses and deposits ...     (25,691)       (9,135)       2,325       (9,941)
             Increase in deferred expenses .......................         -0-        (8,741)     (26,840)      (8,741)
             (Decrease) Increase in accounts payable
              and accrued expenses ...............................     (15,890)      (18,376)      27,550     (132,910)
             (Decrease) Increase in refundable tenant deposits....      (2,319)        1,019        1,819          911
                                                                     ----------   -----------   ----------   ----------
               Total Adjustments .................................      58,974       107,672      285,246      175,064
                                                                     ----------   -----------   ----------   ----------
               Net cash provided by operating activities .........      37,425        70,478      253,426       42,657
                                                                     ----------   -----------   ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Addition to investment property ...............................     (29,048)      (55,261)     (43,085)     (75,704)
                                                                     ----------   -----------   ----------   ----------
                Net cash used in investing activities ............     (29,048)      (55,261)     (43,085)     (75,704)
                                                                     ----------   -----------   ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on mortgage notes payable ............................     (27,505)      (25,292)     (53,260)     (50,539)
                                                                     ----------   -----------   ----------   ----------
             Net cash used in financing activities ...............     (27,505)      (25,292)     (53,260)     (50,539)
                                                                     ----------   -----------   ----------   ----------

NET (DECREASE) INCREASE IN CASH ..................................     (19,128)      (10,075)     157,081      (83,586)

CASH, Beginning of period ........................................     452,032       290,138      275,823      363,649
                                                                     ----------   -----------   ----------   ----------

CASH, End of period ..............................................   $ 432,904    $  280,063    $ 432,904    $ 280,063
                                                                     ==========   ===========   ==========   ==========

CASH, Paid for interest ..........................................   $ 284,771    $  290,189    $ 569,173    $ 577,268
                                                                     ==========   ===========   ==========   ==========

SEE NOTES TO FINANCIAL STATEMENTS

                    NOONEY REAL PROPERTY INVESTORS-FOUR, L.P.
                             (A LIMITED PARTNERSHIP)
                          NOTES TO FINANCIAL STATEMENTS
                THREE AND SIX MONTHS ENDED MAY 31, 1996 AND 1995

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

NOTE B:

The financial statements include only those assets, liabilities, and results of operations of the partners which relate to the business of Nooney Real Property Investors-Four, L.P. The statements do not include assets, liabilities, revenues or expenses attributable to the partners' individual activities. No provision has been made for federal and state income taxes since these taxes are the responsibility of the partners. In the opinion of the general partners, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at May 31, 1996 and for all periods presented have been made.

NOTE C:

The Registrant's properties are managed by Nooney Krombach Company, a wholly-owned subsidiary of Nooney Company. Certain individual general partners of the Registrant are officers and directors of Nooney Company. Nooney Four Capital Corp., a general partner, is a 75% owned subsidiary of Nooney Company.

NOTE D:

The loss per limited partnership unit for the three and six months ended May 31, 1996 and May 31, 1995 was computed based on 13,529 units, the number of units outstanding during the periods.

NOTE E:

In June, the Registrant executed a contract for the sale of Cobblestone Court. However, there is no assurance that this sale will be finalized. The purchaser must complete their due diligence and satisfy all contingencies.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Cash on hand as of May 31, 1996 is $432,904, an increase of $157,081 from year end November 30, 1995. As previously stated in prior quarters financial information, the increase in cash balances can be attributed to the improved operations of Woodhollow Apartments. The consistent strengthening of the multi-family market in the west St. Louis County area over the past 18 months has created excess cash flow from the operations of the apartment community. The excess cash flow has been deposited into an established capital reserve to fund certain deferred capital improvements including new siding, parking lot upgrades and common area renovations. These improvements to the property will commence in the current year. Additional capital expenditures by property are as follows:

                                        Leasing  Operating    Other
                                        Capital   Capital    Capital    Total
                                        -------  ---------  --------  ---------
Cobblestone Court ....................  $   -0-  $    -0-   $    -0-   $    -0-
Woodhollow Apartments ................      -0-    30,600    209,200    239,800


Throughout the remainder of 1996 the Registrant approximates capital expenditures of $239,800. At Woodhollow Apartments, operating capital is necessary in 1996 for appliances and carpet and vinyl replacement. In 1996 the Registrant anticipates spending $150,000 from the capital reserve escrow on new siding and parking lot upgrades. The remainder of the other capital expenditures will be for the cost of replacing air conditioning units, signage and the installation of a wheelchair ramp for accessing the clubhouse. Due to the pending sale, capital expenditures for Cobblestone Court have not been considered.

As discussed over the past 9 months, the General Partners have put Cobblestone Court on the market for sale. The General Partners elected to sell the property at this time because Cobblestone Court needs to be reconfigured and repositioned to stay competitive in today's retail environment, and the partnership is not in a financial position to supply the capital needed for such a project. In addition, due to the harsh winter, it has become apparent that the building may need extensive roof repairs. In June the Registrant executed a contract for the sale of the property. However, there is no assurance that this sale will be finalized. The purchaser must complete their due diligence and satisfy all contingencies.

The first mortgage debt secured by Cobblestone Court matured June 28, 1996. The holder of the first mortgage debt has agreed to extend their mortgage through September 30, 1996 in order to facilitate the sale.

Due to the pending sale, the holder of the second mortgage debt on Cobblestone Court and Woodhollow Apartments has agreed to extend their mortgages through September 30, 1996. The balance of the loans as of June 30, 1996 were $216,439 and $1,438,039, respectively.

The long term liquidity of the Registrant is dependent on its ability to fund future capital expenditures and mortgage payments, maintain high occupancy and negotiate with lenders the renewal and/or refinancing of certain mortgage debt as it matures. Until such time as real estate market conditions recover and a profitable sale of Woodhollow Apartments is feasible, the Registrant will continue to manage the property to achieve its investment objectives.

Results of Property Operations

The results of operations for the Registrant's properties for the three months ended May 31, 1996 are detailed in the schedule below. Revenues and expenses of the Registrant are excluded.

                                                         Woodhollow  Cobblestone
                         1996                            Apartments     Court
                         ----                            ----------  -----------
Revenues...............................................  $ 588,583   $  274,389
Expenses...............................................    602,216      268,296
                                                         ----------  -----------
Net (Loss) Income......................................  $ (13,633)  $    6,093
                                                         ==========  ===========

                         1995
                         ----
Revenues...............................................  $ 526,925   $  325,121
Expenses...............................................    575,306      306,397
                                                         ----------  -----------
Net (Loss) Income......................................  $ (48,381)  $   18,724
                                                         ==========  ===========


At Woodhollow Apartments the operations of the apartment community have significantly improved with revenues increasing approximately 11.70% or $61,658 when compared to the same quarter ended May 31, 1995. Offsetting the increase in revenues is an increase in expenses of 4.68% or $26,910 when compared to quarter ended May 31, 1995. The increase in revenues relates to improvement in the multi-family market in the west St. Louis County. The improving market continues to put upward pressure in the rental rates resulting in increased revenues. The increase in rental rates offset the slight decrease in occupancy levels to 94% at May 31, 1996 from 96% at May 31, 1995. Along with the improving market, Woodhollow Apartments have seen an increase in corporate unit rental. Revenues from corporate units increased $21,933 when comparing quarterly results from May 31, 1996 to May 31, 1995. Partially offsetting the revenue increase is an increase in expenses. Several operating expenses increased during the second quarter and they are as follows: cleaning ($4,642), corporate unit expenses ($10,029), professional services ($11,478), repairs and maintenance ($13,675), snow removal ($5,070) and swimming pool costs ($8,761). Offsetting the expense increases is a decrease in the real estate tax accrual of $26,746. The decrease in the real estate tax accrual resulted from a law change in the State of Missouri. During the third quarter of 1995, the State of Missouri passed a law that reduced Woodhollow Apartment's assessment rate from 32% to 19%.

Cobblestone Court net income for the quarter ended May 31, 1996 and 1995 were $6,093 and $18,724, respectively. The decrease in net income is attributable to larger decreases in revenues than the decrease in expenses. The decrease in revenues relates to decreases in rental income and tax income. The decrease in rental income relates to a decline in average occupancy of 84% at May 31, 1996 compared to 98% at May 31, 1995. Tax participation income also decreased due to the decline in tenant occupancy. The decrease in expenses at Cobblestone Court relates primarily to a decrease in depreciation expense. Under generally accepted accounting principles when a property is held for sale it may no longer be depreciated.

The occupancy levels at the Registrant's properties during the second quarter decreased at both Cobblestone Court and Woodhollow Apartments. The occupancy levels at May 31, 1996, 1995 and 1994 are as follows:

                                              Occupancy Rates at May 31,
                                     -------------------------------------------
             Property                 1996              1995             1994
- ---------------------------------    ------            ------           ------

Cobblestone Court................      84%               98%              97%
Woodhollow Apartments............      94%               96%              95%


At Cobblestone Court, during the second quarter of 1996, the Registrant renewed two leases occupying 7,120 square feet and a single tenant formerly occupying 990 square feet moved-out. The net leasing activity reduced occupancy 1% during the second quarter. The property has two major tenants that occupy approximately 26% and 10% of the available space. Their leases expire in December 2000 and May 1996, respectively. The tenant whose lease expired in May 1996 is occupying the space on a month-to-month basis until terms can be agreed upon.

At Woodhollow Apartments the occupancy decreased by 2% when comparing February 29, 1996 to May 31, 1996 occupancy levels. Though occupancy has declined during the second quarter, the overall occupancy remains at high levels. The Registrant expects this high level of occupancy trend to continue due to the increase in demand for apartment units in the west St. Louis County area without a corresponding increase in supply.


1996 Comparisons

For the three and six month period ended May 31, 1996, the Registrant's consolidated revenues are $864,833 and $1,719,890, respectively. Revenues increased $11,616 and $56,806 for the three and six month periods ended May 31, 1996 when compared to the same periods ended May 31, 1995.

On a consolidated basis when comparing revenues for the second quarter ended May 31, 1996 to 1995 revenues increased less than 1.36%. However, for the six month period ended May 31, 1996 revenues increased by approximately 3.42% when compared to the six month period ended May 31, 1995. The increase in revenues for the six month period can be attributed to Woodhollow Apartments where the Registrant saw and increase in revenues of $122,791. The increase in revenues was offset by a decrease at Cobblestone Court of $61,983. The increase in revenues, as previously stated, at Woodhollow Apartments is a result of an improving multi-family market in the west St. Louis County area. The decrease at Cobblestone Court is a function of a decrease in average occupancy and the resulting decline in rental revenues. In addition, tax participation income decreased as a result of tenant occupancy changes. Through tenant move-ins, move-outs and renewals, their real estate tax base year is adjusted thus either reducing or eliminating income derived from real estate tax reimbursements.

Consolidated expenses for the three and six month periods ended May 31, 1996 are $886,382 and $1,751,710, respectively. For the same periods ended May 31, 1995 consolidated expenses were $890,411 and $1,795,491, respectively. For the quarter ended May 31, 1996 consolidated expenses decreased less than 1% or $4,029. However, though the consolidated expenses only slightly decreased on an individual basis significant fluctuations occurred within individual expenses. Other operating expenses increased $65,663 for the three months ended May 31, 1996 compared to the similar period in 1995. The increase can be attributed to the following expense categories: repairs and maintenance ($17,494), snow removal ($12,292), professional fees ($14,655), furniture rental ($10,029), swimming pool costs ($8,761), administrative costs ($6,322) and cleaning ($4,911). Partially offsetting the aforementioned increases was a significant decrease in parking lot expenditures ($11,717), depreciation and amortization ($39,606) and real estate taxe ($24,511). Under generally accepted accounting principles when a property is held for sale it may no longer be depreciated. The decrease in real estate taxes resulted from a law change in the State of Missouri. During the third quarter of 1995, the State of Missouri passed a law that reduced Woodhollow Apartment's assessment rate from 32% to 19%.

For the six month period ended May 31, 1996 compared to the same period ended May 31, 1995 consolidated expenses decreased $43,781.The decrease in operating expenses for the six month period can be attributed to decreases in depreciation and real estate taxes offset by increases in other operating expenses. The decrease in depreciation and real estate taxes were caused by the factors previously discussed when analyzing the quarterly results. The increase in other operating expenses can be attributed to increases in repairs and maintenance ($18,120), snow removal ($23,927), cleaning ($9,740), furniture rental ($22,466), professional fees ($8,751), swimming pool costs ($8,552), vacancy expense ($5,858) and insurance ($6,576). Offsetting the increases in the aforementioned expenses categories was a decrease in parking lot expenditures ($9,623).


1995 Comparisons

As of May 31, 1995, the Registrant's consolidated revenues were $853,217 for the quarter ended and $1,663,084 for the six month period ended. The revenues have increased approximately 6.2% for the quarter ended and 4.1% for the six month period ended when compared to the same periods ended May 31, 1994.

The increase in consolidated revenues for the quarter ended was $49,630 and can be attributed to an increase in furniture rental income at Woodhollow Apartments along with increases in rental income, percentage rent income and real estate tax recovery income at Cobblestone Court. The increase in furniture rental income is due to the increase in corporate units and their use of rented furniture. At Cobblestone Court, rental revenues increased due to a strengthening market resulting in increase rental rates at lease renewals. The percentage rent increase is attributable to several tenants who were enjoying prosperous years. The increase in real estate tax recovery income directly correlates with the increase in real estate tax expense from 1993 to 1994. Increases in real estate taxes can be directly passed through to the tenants.

For the six month period ended May 31, 1995 when compared to the same period ended May 31, 1994, consolidated revenues increased $65,868. The causes for the increases in consolidated revenues for the six month period were similar to those for the quarterly results with exception to rental revenues at Woodhollow Apartments. For the six month period rental revenues at Woodhollow Apartments increased $20,900 when comparing May 31, 1995 to May 31, 1994.

At May 31, 1995 consolidated expenses were $890,411 for the quarter ended and $1,795,491 for the six month period ended. For the same periods ended May 31, 1994 consolidated expenses were $948,724 and $1,869,071 for the quarter ended and six month period ended. The decrease in consolidated expenses for the quarter ended May 31, 1995 when compared to the same period ended May 31, 1994 relates to interest expense and depreciation and amortization expense. Interest expense decrease is attributable to the refinancing of the first mortgage debt on Woodhollow Apartments. To offset the decrease in interest expense due to the refinancing were increases in interest rates on the Registrant's floating rate debt. The decrease in depreciation and amortization relates to certain lease commissions, tenant alterations and building improvements that became fully amortized during 1994. For the six month period ended consolidated expenses decreased $73,580 due primarily to decreases in interest expense and depreciation and amortization expense. The decreases in the aforementioned categories were offset by an increase in other operating expenses. The cause of the decreases in interest expense and depreciation and amortization for the six month period were the same as those for the quarterly results. The increase in other operating expenses can be attributed to administrative expenses ($15,065), professional services ($24,619) and parking lot repairs ($10,675) offset by decreases in insurance expense ($12,245) and expenses at the Registrant level.


Inflation

The effects of inflation did not have a material impact upon the Registrant's operation in fiscal 1995 and are not expected to materially affect the Registrant's operations in 1996.

PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K


        (a) Exhibits

            See Exhibit Index

        (b) Reports on Form 8-K

            None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       NOONEY REAL PROPERTY INVESTORS-FOUR, L.P.

Dated: July 15, 1996                   By: /s/ Gregory J. Nooney, Jr.
                                           -------------------------------------
                                           Gregory J. Nooney, Jr.
                                           General Partner

                                       NOONEY CAPITAL CORPORATION

                                       By: /s/ Gregory J. Nooney, Jr.
                                           -------------------------------------
                                           Gregory J. Nooney, Jr.
                                           Chairman

                                       By: /s/ Patricia A. Nooney
                                           -------------------------------------
                                           Patricia A. Nooney
                                           Senior Vice President and Secretary

                                       BEING A MAJORITY OF DIRECTORS

                                 EXHIBIT INDEX

Exhibit Number  Description
- --------------  ----------------------------------------------------------------

 3.1 Amended and Restated Agreement and Certificate of Limited Partnership dated April 7, 1982, is incorporated by reference to the Prospectus contained in the Registration Statement on Form S-11 under the Securities Act of 1933 (File No. 2-76046).

27 Financial Data Schedule (provided for the information of the Securities and Exchange Commission only)