Form 10-Q
period 1996-08-31
NOONEY REAL PROPERTY INVESTORS FOUR L P
filed 1996-10-15
CIK 700720

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarter period ended August 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

             For the transition period from __________ To __________

                         Commission file number 0-11023

                    NOONEY REAL PROPERTY INVESTORS-FOUR, L.P.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                                    Missouri
--------------------------------------------------------------------------------
         (State or other jurisdiction of incorporation or organization)

                                   43-1250566
--------------------------------------------------------------------------------
                      (I.R.S. Employer Identification No.)

7701 Forsyth Boulevard, St. Louis, Missouri                              63105
--------------------------------------------------------------------------------
  (Address of principal executive offices)                            (Zip Code)

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

                               Page 1 of 11 Pages

                                     PART I

ITEM 1 - FINANCIAL STATEMENTS:
------------------------------

                    NOONEY REAL PROPERTY INVESTORS-FOUR, L.P.
                             (A LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                                                     August 31,    November 30,
                                                        1996           1995
                                                    (Unaudited)
                                                    ------------   ------------

ASSETS:
         Cash ....................................  $    556,014   $    275,823
         Accounts receivable .....................       114,993        186,369
         Prepaid expenses and deposits ...........        35,158         69,139
         Investment property, at cost:
           Land ..................................     1,013,858      1,013,858
           Buildings and improvements ............    13,024,931     12,904,376
                                                    ------------   ------------
                                                      14,038,789     13,918,234
           Less accumulated depreciation .........     7,014,987      6,702,698
                                                    ------------   ------------
                                                       7,023,802      7,215,536

         Investment property held for sale .......     3,481,124      3,490,426
         Deferred expenses-At amortized cost .....        82,534         85,696
                                                    ------------   ------------
                                                    $ 11,293,626   $ 11,322,989
                                                    ============   ============

LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
         Accounts payable and accrued expenses ...  $    173,903   $     74,635
         Refundable tenant deposits ..............        92,719         95,098
         Mortgage notes payable ..................    12,548,670     12,628,720
                                                    ------------   ------------
                                                      12,815,291     12,798,453
                                                    ------------   ------------

Partners' Deficit ................................    (1,521,665)    (1,475,464)
                                                    ------------   ------------
                                                    $ 11,293,626   $ 11,322,989
                                                    ============   ============

                       SEE NOTES TO FINANCIAL STATEMENTS

                                              NOONEY REAL PROPERTY INVESTORS-FOUR, L.P.
                                                       (A LIMITED PARTNERSHIP)

                                           STATEMENTS OF OPERATIONS AND PARTNERS' DEFICIT
                                                             (UNAUDITED)

                                                                      Three Months Ended                   Nine Months Ended
                                                                -------------------------------     -------------------------------
                                                                  August 31,        August 31,        August 31,        August 31,
                                                                     1996              1995              1996              1995
                                                                -------------     -------------     -------------     -------------

REVENUES:
         Rental and other income ...........................    $     846,734     $     817,410     $   2,564,418     $   2,478,776
         Interest ..........................................              440             1,080             2,645             2,798
                                                                -------------     -------------     -------------     -------------
                                                                      847,174           818,490         2,567,063         2,481,574

EXPENSES:
         Interest ..........................................          284,188           288,997           853,362           866,265
         Depreciation and amortization .....................          124,374           148,314           374,906           477,624
         Real estate taxes .................................          106,036            80,573           315,817           340,409
         Property management fees paid to
          Nooney Krombach Company ..........................           44,869            43,605           135,995           132,931
         Reimbursement to Nooney Krombach
          Company for partnership management
          services and indirect expenses ...................           10,000            10,000            30,000            30,000
         Other operating expenses ..........................          292,088           283,671           903,184           803,422
                                                                -------------     -------------     -------------     -------------
                                                                      861,555           855,160         2,613,264         2,650,651
                                                                -------------     -------------     -------------     -------------

NET LOSS ...................................................    $     (14,381)    $     (36,670)    $     (46,201)    $    (169,077)
                                                                =============     =============     =============     =============
NET LOSS PER LIMITED
 PARTNERSHIP UNIT ..........................................    $       (1.04)    $       (2.66)    $       (3.36)    $      (12.28)
                                                                =============     =============     =============     =============

PARTNERS' DEFICIT:
         Beginning of Period ...............................    $  (1,507,284)    $  (1,456,036)    $  (1,475,464)    $  (1,323,629)
         Net Loss ..........................................          (14,381)          (36,670)          (46,201)         (169,077)
                                                                -------------     -------------     -------------     -------------

         End of Period .....................................    $  (1,521,665)    $  (1,492,706)    $  (1,521,665)    $  (1,492,706)
                                                                =============     =============     =============     =============

                                                 SEE NOTES TO FINANCIAL STATEMENTS

                                              NOONEY REAL PROPERTY INVESTORS-FOUR, L.P.
                                                       (A LIMITED PARTNERSHIP)

                                                      STATEMENTS OF CASH FLOWS
                                                             (UNAUDITED)
                                                                                     Three Months Ended         Nine Months Ended
                                                                                  ------------------------  ------------------------
                                                                                   August 31,   August 31,   August 31,   August 31,
                                                                                      1996         1995         1996         1995
                                                                                  -----------  -----------  -----------  -----------

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
         Net Loss ..............................................................  $  (14,381)  $ ( 36,670)  $  (46,201)  $ (169,077)
         Adjustments to reconcile net loss to net cash provided by
           operating activities:
           Depreciation and amortization .......................................     124,374      148,314      374,906      477,624
           Changes in assets and liabilities:
             Decrease in accounts receivable ...................................      41,516       50,569       71,376       47,004
             Increase in deferred expenses .....................................     (22,788)     (10,494)     (49,627)     (19,235)
             Decrease (Increase) in prepaid expenses and deposits ..............      31,653        7,582       33,979       (2,359)
             Increase (Decrease) in accounts payable and accrued expenses ......      71,718       46,780       99,268      (86,130)
             Increase (Decrease) in refundable tenant deposits .................      (4,198)       2,311       (2,379)       3,222
                                                                                  ----------   ----------   ----------   ----------
               Total Adjustments ...............................................     242,275      245,062      527,523      420,126
                                                                                  ----------   ----------   ----------   ----------
               Net cash provided by operating activities .......................     227,894      208,392      481,322      251,049
                                                                                  ----------   ----------   ----------   ----------

CASH FLOWS USED IN INVESTING ACTIVITIES:
   Addition to investment property .............................................     (77,994)     (50,861)    (121,081)    (126,565)
                                                                                  ----------   ----------   ----------   ----------
                Net cash used in investing activities ..........................     (77,994)     (50,861)    (121,081)    (126,565)

CASH FLOWS USED IN FINANCING ACTIVITIES:
   Payments on mortgage notes payable ..........................................     (26,790)     (16,784)     (80,050)     (67,323)
                                                                                  ----------   ----------   ----------   ----------

             Net cash used in financing activities .............................     (26,790)     (16,784)     (80,050)     (67,323)
                                                                                  ----------   ----------   ----------   ----------

NET INCREASE  IN CASH ..........................................................     123,110      140,747      280,191       57,161
CASH, Beginning of period ......................................................     432,904      280,063      275,823      363,649
                                                                                  ----------   ----------   ----------   ----------
CASH, End of period ............................................................  $  556,014   $  420,810   $  556,014   $  420,810
                                                                                  ==========   ==========   ==========   ==========
CASH, Paid for interest ........................................................  $  284,188   $  288,997   $  853,362   $  866,265
                                                                                  ==========   ==========   ==========   ==========

                                                 SEE NOTES TO FINANCIAL STATEMENTS

                    NOONEY REAL PROPERTY INVESTORS-FOUR, L.P.
                             (A LIMITED PARTNERSHIP)

                          NOTES TO FINANCIAL STATEMENTS
              THREE AND NINE MONTHS ENDED AUGUST 31, 1996 AND 1995

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

NOTE B:

The financial statements include only those assets, liabilities, and results of operations of the partners which relate to the business of Nooney Real Property Investors-Four, L.P. The statements do not include assets, liabilities, revenues or expenses attributable to the partners' individual activities. No provision has been made for federal and state income taxes since these taxes are the responsibility of the partners. In the opinion of the general partners, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at August 31, 1996 and for all periods presented have been made.

NOTE C:

The Registrant's properties are managed by Nooney Krombach Company, a wholly-owned subsidiary of Nooney Company. Certain individual general partners of the Registrant are officers and directors of Nooney Company. Nooney Four Capital Corp., a general partner, is a 75% owned subsidiary of Nooney Company.

NOTE D:

The loss per limited partnership unit for the three and nine months ended
August 31, 1996 and 1995 was computed based on 13,529 units, the number of units outstanding during the periods.

NOTE E:

Subsequent to August 31, 1996, the contract entered into by the Registrant for the sale of the property has been terminated. Currently the Registrant is not aware of any potential purchasers for the property. The Registrant is in default of the first and second mortgages securing the property. At this time the Registrant is unable to determine the results of any negotiations with the mortgage lenders.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

Liquidity and Capital Resources

Cash on hand as of August 31, 1996 is $556,014, an increase of $280,191 from year end November 30, 1995. As previously stated in prior quarters financial information, the increase in cash balances can be attributed to the improved operations of Woodhollow Apartments. The consistent strengthening of the multi-family market in west St. Louis County area over the past 21 months has created excess cash flow from the operations of the apartment community. The excess cash flow has been deposited into an established capital reserve escrow to fund new siding, parking lot upgrades and common area renovations. These improvements to the property have commenced in the third quarter. During the third quarter the Registrant drew from the capital reserve escrow account approximately $25,000. The Registrant anticipates drawing an additional $200,000 during the fourth quarter. The remaining capital expenditures by property are as follows:

                                    Leasing    Operating     Other
                                    Capital     Capital     Capital      Total
                                  ----------  ----------  ----------  ----------

Cobblestone Court ..............  $      -0-  $      -0-  $      -0-  $      -0-
Woodhollow Apartments ..........         -0-      14,200      33,600      47,800
                                  ----------  ----------  ----------  ----------
                                  $      -0-  $   14,200  $   33,600  $   47,800
                                  ==========  ==========  ==========  ==========

Throughout the remainder of 1996 the Registrant approximates capital expenditures of $47,800. At Woodhollow Apartments, operating capital is necessary in the fourth quarter of 1996 for appliances and carpet and vinyl replacement. During the last quarter of 1996 the Registrant anticipates spending $33,600 on signage and air conditioning units. Due to the pending sale, capital expenditures for Cobblestone Court have not been projected.

As discussed over the past year, the General Partners have put Cobblestone Court on the market for sale. The General Partners elected to sell the property at this time because Cobblestone Court needs to be reconfigured and repositioned to stay competitive in today's retail environment, and the partnership is not in a financial position to supply the capital needed for such a project. In addition, the building will need extensive roof repair/replacement. Subsequent to August 3, 1996, the contract entered into by the Registrant for the sale of the property has been terminated. Currently the Registrant is not aware of any potential purchasers for the property. The Registrant is in default of the first and second mortgages securing the property. At this time the Registrant is unable to determine the results of any negotiations with the mortgage lenders.

The first mortgage debt secured by Cobblestone Court was extended through September 30, 1996 in order to facilitate a sale. As of September 30, 1996 the loan matured and the Rgistrant is currently negotiating with the lender.

The holder of the second mortgage debt on Cobblestone Court and Woodhollow Apartments extended the maturity date through September 30, 1996. These loans have matured and the Registrant is currently negotiating with the lenders. The balance of the loans as of August 31, 1996 were $216,439 and $1,438,039, respectively.

The long term liquidity of the Registrant is dependent on its ability to fund future capital expenditures and mortgage payments, maintain high occupancy and negotiate with lenders the renewal and/or refinancing of Cobblestone Courts' mortgage debt. Until such time as real estate market conditions recocover and a profitable sale of the Registrant's properties is feasible, the Registrant will continue to manage the property to achieve its investment objectives.

Results of Operations
---------------------

The results of operations for the Registrant's properties for the quarters ended August 31, 1996 and 1995 are detailed in the schedule below. Revenues and expenses of the Registrant are excluded.

                                                   Woodhollow      Cobblestone
                                                   Apartments          Court
                                                  ------------     ------------
                      1996
----------------------------------------------

Revenues .....................................    $    595,002     $    251,827
Expenses .....................................         604,465          247,775
                                                  ------------     ------------
Net Income (Loss) ............................    $     (9,463)    $      4,052
                                                  ============     ============

                      1995
----------------------------------------------

Revenues .....................................    $    545,290     $    272,334
Expenses .....................................         554,076          285,816
                                                  ------------     ------------
Net Loss .....................................    $     (8,786)    $    (13,482)
                                                  ============     ============

At Woodhollow Apartments the operating results for the third quarters ended August 31, 1996 and 1995 remained relatively stable. However, the revenues and expenses produced significant changes when comparing quarter ending results from August 31, 1996 to 1995.The significant increase in revenues relates to improvement in the multi-family market in the west St. Louis County. The improving market continues to put upward pressure in the rental rates resulting in increased revenues. Offsetting the increase in revenues is an increase in expenses of 9.09% or $50,389 when compared to the quarter ending results of August 31, 1995. Several operating expenses increased during the third quarter and they are as follows: real estate tax expense ($18,591), repairs and maintenance ($13,147), depreciation expense (11,241), corporate unit expenses ($10,456), and cleaning ($4,947). Offsetting the expense increases is a decrease in professional services ($7,293). The increase in real estate taxes resulted from an adjustment in the real estate tax accruals during the third quarter of 1995. During that quarter the State of Missouri passed a law that reduced Woodhollow Apartment's real estate tax assessment rate from 32% to 19%. Due to the reduction of the property's assessment, the real estate tax accruals were adjusted to reflect the then current level of real estate taxes to be paid at year end. The increases in repairs and maintenance and cleaning is a direct result of higher occupancy and turnover costs. The increase in depreciation expense is due to significant capital expenditures in 1994 and 1995 along with the current year. Though several expenses increased professional services decreased due to timing of certain payments relating to the audit and tax work performed for the property.

Cobblestone Court net income (loss) for the quarters ended August 31, 1996 and 1995 was $4,052 and ($13,482), respectively. The decrease in net loss is attributable to larger decreases in revenues than expenses. The decrease in revenues relates to decreases in rental income and expense pass through income partially offset by an increase in tax recovery income. The decrease in rental income relates to a decline in average occupancy for the quarter ended August 31, 1996 when compared to quarter ended August 31, 1995. Expense pass through income decreased due to a decrease in tenant occupancy as expenses are directly passed-through. Tax participation income increased due to an increase in real estate taxes. The decrease in expenses at Cobblestone Court relates primarily to a decrease in depreciation expense. Under generally accepted accounting principles when a property is held for sale it may no longer be depreciated.

The occupancy levels at the Registrant's properties during the third quarter decreased at both Cobblestone Court and Woodhollow Apartments. The occupancy levels at August 31, 1996, 1995 and 1994 are as follows:


                                                   Occupancy Rates at August 31,
                   Property                         1996       1995       1994
-----------------------------------------------    ------     ------     ------

Cobblestone Court .............................       84%        96%        96%
Woodhollow Apartments .........................       98%        92%        99%

At Cobblestone Court the Registrant did not have any leasing activity during the third quarter of 1996. The property has two major tenants that occupy approximately 26% and 10% of the available space. Their leases expire in December 2000 and May 1996, respectively. The tenant whose lease expired in May 1996 is occupying the space on a month-to-month basis until terms can be agreed upon.

At Woodhollow Apartments the occupancy increased by 4% when comparing May 31, 1996 to August 31, 1996 occupancy levels. With the increase in occupancy during the third quarter, the property's overall occupancy for the first three quarters of the year have remained at high levels. The Registrant expects this trend to continue due to the increase in demand for apartment units in the west St. Louis County area without corresponding increase in supply.


1996 Comparisons to 1995
------------------------

As of August 31, 1996, the Registrant's consolidated revenues for the quarter ended are $847,174 and $2,567,063 for the nine month period ended. Revenues increased $28,684 and $85,489 for the quarter ended and nine month period ended August 31, 1996 when compared to the same operating results for the period ended August 31, 1995.

On a consolidated basis when comparing revenues for the three month and nine month periods ended August 31, 1996 to 1995 revenues increased 3.50% and 3.44%, respectively. The increase in revenues can be attributed to Woodhollow Apartments where the Registrant had an increase in revenues of $49,712 and $163,982 when comparing the quarter ended and nine month periods ended August 31, 1996 to 1995. The increase in revenues were offset by decreases at Cobblestone Court for both the quarter ended and nine month periods ended August 31, 1996 of $20,507 and $82,489, respectively. The increase in revenues, as previously stated, at Woodhollow Apartments is a result of an improving multi-family market in the west St. Louis County area. The operating results at Cobblestone Court over the three month and nine month periods ended August 31, 1996 when compared to 1995 can be attributed to a decrease in rental income from a decline in average occupancy. Along with the decline in rental income were decreases in expense pass through income resulting from tenant occupancy changes. Tax participation income increased at Cobblestone Court due to an increase in real estate taxes.

Consolidated expenses for the quarter ended and nine month period ended
August 31, 1996 are $861,555 and $2,613,264, respectively. For the same periods ended August 31, 1995 consolidated expenses were $855,160 and $2,650,651, respectively. For the quarter ended consolidated expenses increased less than 1% or $6,395. However, though the consolidated expenses on a quarterly basis slightly increased, individual expenses significantly fluctuated. Real estate tax expense increased

$25,463 due to an adjustment in the real estate tax accruals during the third quarter of 1995. During that quarter the State of Missouri passed a law that reduced Woodhollow Apartment's real estate tax assessment rate from 32% to 19%. Due to the reduction of the property's assessment, the real estate tax accruals were adjusted to reflect the then current level of real estate taxes to be paid at year end. Depreciation and amortization decreased $23,940 due to under generally accepted accounting principles when a property (i.e., Cobblestone Court) is held for sale it may no longer be depreciated.

For the nine month period ended August 31, 1996 compared to the same period ended August 31, 1995 consolidated expenses decreased $37,387 or 1.41%. Contributing to the decrease were decreases in depreciation and real estate taxes offset by increases in other operating expenses. The decrease in depreciation were caused by the factors previously discussed when analyzing the quarterly results. The decrease in real estate taxes relates to a reduction in Woodhollow Apartment's assessment resulting from a change in the law in the State of Missouri. The increase in other operating expenses can be attributed to increases in furniture rental ($32,924), repairs and maintenance ($27,617), snow removal ($23,927), cleaning ($14,861), insurance ($9,711), swimming pool costs ($8,565), and vacancy expense ($6,190). Offsetting the increases in the aforementioned expenses categories was a decrease in parking lot expenditures ($14,517).


1995 Comparisons to 1994
------------------------

As of August 31, 1995, the Registrant's consolidated revenues are $818,490 for the quarter ended and $2,481,574 for the nine month period ended. The revenues have increased approximately 1.2% for the quarter ended and increased approximately 2.3% for the nine month period ended compared to the same periods ended August 31, 1994.

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

The increase in other operating expenses for the quarter ended August 31, 1995 when compared to the same period ended August 31, 1994 was $44,910. The increase can be attributed to increases in repairs and maintenance ($12,478), utilities ($9,490), furniture rental expense ($4,995), parking lot expenditures ($4,576) and expenses at the Registrant level ($6,501). When comparing the nine month periods ended August 31, 1995 to 1994 other operating expenses increased $59,443. The overall increase relates to increases in the following expense categories: professional services ($38,980), parking lot expenses ($24,260), repairs and maintenance ($17,824) and furniture rental expense ($8,314). The increases in the aforementioned expense categories were offset by decreases in expenses at the Registrant level ($29,268).


Inflation
---------

The effects of inflation did not have a material impact upon the Registrant's operation in fiscal 1995 and are not expected to materially affect the Registrant's operations in 1996.

                                    PART II
                               OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

         (a) Exhibits

             See Exhibit Index.

         (b) Reports on Form 8-K

             None


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       NOONEY REAL PROPERTY INVESTORS-FOUR, L.P.

Dated: October 14, 1996                By: /s/ Gregory J. Nooney, Jr.
                                           -------------------------------------
                                           Gregory J. Nooney, Jr.
                                           General Partner

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

Exhibit Number                           Description
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