Form 10-K405
period 1996-11-30
NOONEY REAL PROPERTY INVESTORS FOUR L P
filed 1997-02-28
CIK 700720

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K
(Mark One)
 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended                 November 30, 1996
                         -------------------------------------------------------


                                       OR


    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                     to
                              ---------------------  ---------------------------


                         Commission file number 0-11023
                                                -------

                   NOONEY REAL PROPERTY INVESTORS-FOUR, L.P.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

             Missouri                                            43-1250566
-------------------------------                              -------------------
(State or other jurisdiction of                              (I.R.S. Employer)
incorporation or organization)                               Identification No.)

7701 Forsyth Boulevard, St. Louis, Missouri                        63105
-------------------------------------------                  -------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code        (314) 863-7700
                                                  ------------------------------

--------------------------------------------------------------------------------


Securities registered pursuant to Section 12(b) of the Act:

   Title of each class               Name of each exchange on which registered
   -------------------              --------------------------------------------


         None                                     Not Applicable
----------------------------        --------------------------------------------


Securities registered pursuant to Section 12(g) of the Act:

                          Limited Partnership Interests
                          -----------------------------
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X  No   .
                                      ---   ---

                               Page 1 of 32 Pages
                        Exhibit Index located on Page 17

 X       Indicate by check mark if disclosure of delinquent  filers  pursuant to
--- Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

As of February 1, 1997, the aggregate market value of the Registrant's units of limited partnership interest (which constitute voting securities under certain circumstances) held by non-affiliates of the Registrant was $13,529,000. (The aggregate market value was computed on the basis of the initial selling price of $1,000 per unit of limited partnership interest, using the number of units not beneficially owned on February 1, 1997 by the General Partners or holders of 10% or more of the Registrant's limited partnership interests. The initial selling price of $1,000 per unit is not the current market value. Accurate pricing information is not available because the value of the units of limited partnership interests is not determinable since no active secondary market exists. The characterization of such General Partners and 10% holders as affiliates is for the purpose of this computation only and should not be construed as an admission for any purpose that any such persons are, or other persons not so characterized are not, in fact, affiliates of the Registrant).

Documents incorporated by reference:

Portions  of  the  Prospectus  of  the  Registrant   dated  April  8,  l982,  as
supplemented and filed pursuant to Rule 424(c) of the Securities Act of 1933, are incorporated by reference in Part III of this Annual Report on Form 10-K.

                                     PART I

ITEM 1: BUSINESS

It should be noted that this 10-K contains forward-looking information (as defined in the Private Securities Litigation Reform Act of 1995) that involves risk and uncertainty, including trends in the real estate investment market, projected leasing and sales, and the future prospects for the Registrant. Actual results could differ materially from those contemplated by such statements.

Nooney Real Property Investors-Four, L.P. (the "Registrant") is a limited partnership formed under the Missouri Uniform Limited Partnership Law on February 9, 1982, to invest, on a leveraged basis, in income-producing real properties such as shopping centers, office buildings, apartment complexes, office/warehouses and other commercial properties. The Registrant originally invested in five real property investments. During fiscal 1990, one of the Registrant's properties, Yankee Square I Office Building in Eagan, Minnesota, was sold to an individual unaffiliated with the Registrant. During fiscal 1991, one of the Registrant's properties, Courtyard Office Building in Creve Coeur, Missouri, was conveyed by deed in lieu of foreclosure to Courtyard Office Building, Inc., the assignee of Courtyard Associates, in order to satisfy the default that existed under the mortgage note held by Courtyard Associates. On December 22, l983, the Registrant purchased the Quad I Office/Warehouse Building ("Quad I") located at 1680- 1758 Westbelt Drive in Columbus, Ohio. During fiscal 1993, Quad I Warehouse was sold to a party unaffiliated with the Registrant.

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

The real estate investment market began to improve in 1994, continued this improvement in 1995 and 1996, and is expected to further continue its improvement over the next several years. Management believes this trend should increase the value of Woodhollow in the future. The sale value of Cobblestone Court will be dependent on the Registrant's ability to obtain financing to re-roof the property and re-lease its vacant spaces as discussed later. The Registrant is intended to be self-liquidating and proceeds, if any, from the sale or refinancing of the Registrant's real property investments will not be invested in new properties but will be distributed to the Partners or, at the discretion of the General Partners, applied to capital improvements to, or the payment of indebtedness with respect to, existing properties, the payment of other expenses or the establishment of reserves. (See Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations.)

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

ITEM 2: PROPERTIES

On February 16, l982, the Registrant purchased the Cobblestone Court Shopping Center ("Cobblestone"), located at 14150 Nicollet Avenue South in Burnsville, Minnesota, a suburb of Minneapolis. Cobblestone, which contains approximately 98,000 net rentable square feet, was constructed in l980 of brick and concrete with a wood facade covering a portion of an enclosed pedestrian walkway.
Cobblestone is located on an 11 acre site which provides paved parking for 605 cars. The purchase price of Cobblestone was $5,882,318. Cobblestone was 84% leased by 16 tenants at year end.

On July 28, l982, the Registrant purchased the Woodhollow Apartments ("Woodhollow"), a 402- unit garden apartment complex located on Dorsett Road in west St. Louis County, Missouri. The complex, which was constructed in phases in l971 and l972, consists of 17 buildings containing one, two and three bedroom apartments. The complex is located on a 26 acre site which provides paved parking for 707 cars. The purchase price of Woodhollow was $12,665,147. Woodhollow was 95% occupied at year end.

Reference is made to Note 3 to Notes to Financial  Statements  filed herewith as
Exhibit 99.3 in response to Item 8 for a description of the mortgage indebtedness secured by the Registrant's real property investments.

The following table sets forth certain information as of November 30, 1996, relating to the properties owned by the Partnership.


                                                      AVERAGE
                                                      ANNUALIZED
                                                      EFFECTIVE
                                   TOTAL              BASE RENT                      PRINCIPAL TENANTS
                     SQUARE        ANNUALIZED         PER SQUARE      PERCENT        OVER 10% OF PROPERTY         LEASE
PROPERTY             FEET          BASE RENT          FOOT            LEASED         BASE RENT  REVENUES (%)      EXPIRATION
-----------------    ---------     ----------         -----------     -------        ------------------------     ----------
Cobblestone Court     97,718       $ 650,860          $7.91           84%            T.J. Maxx (20%)              2001
Shopping Center                                                                      Old Country Buffet (14%)     2000
                                                                                     Touch of Countree (11%)      1997
Woodhollow           402 Units     $2,202,012         $6,478/unit     95%            None
Apartments


ITEM 3: LEGAL PROCEEDINGS

The Registrant is not a party to any material pending legal proceedings.


ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 1996.



                                     PART II

ITEM 5: MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS


As of February 1, 1997, there were 1,354 record holders of Interests in the Registrant. There is no public market for the Interests, and it is not anticipated that a public market will develop.


There were no cash distributions paid to the Limited Partners during fiscal 1995 or fiscal 1996.

ITEM 6: SELECTED FINANCIAL DATA

                                                                                 Year Ended November 30,
                                                        -----------------------------------------------------------------------
                                                             1996           1995         1994            1993           1992
                                                                     (Not covered by independent auditors' report)
Rental and other income                                 $  3,505,163   $  3,391,439   $ 3,281,516   $  3,345,802   $  3,385,187

Net loss                                                     (18,733)      (151,835)     (405,172)      (324,856)      (771,085)

Data per limited partnership unit - net loss                   (1.36)        (11.03)       (29.43)        (23.60)        (56.01)

Weighted average limited partnership units outstanding        13,529         13,529        13,529         13,529         13,529

At year-end:

  Total assets                                            11,211,633     11,322,989    11,789,994     12,303,761     14,790,938

  Investment property - net                               10,678,208     10,705,962    11,170,661     11,750,886     14,054,978

  Mortgage notes payable                                  12,529,484     12,628,720    12,721,302     12,850,500     14,846,620

  Partners' deficiency in assets                          (1,494,197)    (1,475,464)   (1,323,629)      (918,457)      (593,601)


See Item 7: Management's Discussion and Analysis for discussion of comparability of items.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Cash reserves as of November 30, 1996 are $211,840, a decrease of $63,983 from the year ended November 30, 1995. The decrease in cash from year end 1995 to 1996 is attributable to the decrease in revenues produced from Cobblestone Court Shopping Center. The anticipated capital expenditures during 1997 are:

                                Leasing    Operating    Other
                                Capital     Capital     Capital         Total
                                -------     -------     -------         -----

     Woodhollow Apartments      $     0     $61,352     $390,972      $452,324
     Cobblestone Court           85,512           0      425,000       510,512
                                ------------------------------------------------
                                $85,512     $61,352     $815,972      $962,836

At Woodhollow Apartments, operating capital will be spent for carpet and vinyl replacement, hot water heaters and other appliances. In 1997, the Registrant anticipates spending $314,443 from the capital reserve escrow for Phase II of the renovation program. The remainder of the other capital expenditures ($76,529) will be for the cost of replacing air conditioning units, signage, tie wall and concrete replacement. Forecasted capital expenditures at Cobblestone Court relate to building out tenant spaces, brokerage lease commissions and replacement of the roof which is in serious disrepair. Due to the roof leaks, several tenants are threatening to or have ceased making rental payments. In addition, several tenants have indicated they plan to implement a lawsuit against the Registrant for damages. Subsequent to year-end, one tenant has filed a lawsuit. The Registrant is currently working with the holder of the mortgages for an increase in the balance of the second mortgage, sufficient to cover the cost of the re-roofing once spring arrives in Minnesota. The outcome of any lawsuits cannot be determined at this time.

During 1994, the Registrant negotiated with the first mortgage lender on Woodhollow Apartments an extension of the maturity of its note which matured August 1, 1994. Under the modification, the note, with a principal balance of $8,276,961, was extended for an additional seven years reducing the interest rate from 10-3/8% to 9-1/8%. During the first three years, the payments are interest only, thereafter the Registrant will pay principal based on a 15-year amortization schedule. Principal payments will commence September 1, 1997. In connection with the refinancing, the Registrant was required to establish a capital reserve escrow account to fund certain deferred capital improvements including new siding, parking lot upgrades and common area renovations estimated to cost approximately $900,000. In 1996, Phase I of the capital renovation program was completed and $283,483 of the capital reserve escrow was spent.

During 1996, the first mortgage holder on Cobblestone Court agreed to extend the first mortgage several times on a short term basis while the Registrant attempted to sell the property. In the fall of 1996, the first mortgage holder indicated they were unwilling to extend the loan any further and demanded a payment in full. The holder of the second mortgage agreed to pay off the first mortgage holder and enter into a new first mortgage with the Registrant. This transaction was completed subsequent to year-end in December 1996. The new first mortgage is for a balance of $2,603,049. The note requires interest only payments at LIBOR plus 2.75% commencing February 1, 1997 to May 1, 1997 when the entire principal balance is due. Upon sale of the property, the note also requires a payment of $100,000 as a loan fee to the first mortgage holder. In December 1996, the holder of the second mortgage on Cobblestone Court and the second mortgage on Woodhollow Apartments also extended those notes until May 1, 1997. The note secured by Cobblestone Court Shopping Center is at an interest rate of LIBOR plus 2.75% and requires interest only payments. The note secured by Woodhollow Apartments is at 1% over the banks prime rate and also requires monthly principal payments of $1,000 per month.

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

Results of Operations

The results of operations for the Registrant's properties for the year ended November 30, 1996, 1995 and 1994 are detailed in the schedule below. The information contained in the schedule are the results of operations for each property. Expenses of the Registrant are excluded.

                                 Woodhollow            Cobblestone Court
                                 Apartments            Shopping Center
                                 ----------            ---------------
         1996
         ----
Revenues                         $2,368,763               $1,125,543
Expenses                          2,397,699                1,043,807
                                 ------------------------------------

Net Income (Loss)                $  (28,936)              $  81,736
                                 ====================================

         1995
         ----
Revenues                         $2,161,325               $1,230,146
Expenses                          2,307,419                1,179,866
                                 ------------------------------------

Net Income (Loss)                $ (146,094)              $   50,280
                                 ====================================

         1994
         ----
Revenues                         $2,059,244               $1,209,300
Expenses                          2,422,264                1,164,660
                                 ------------------------------------

Net Income (Loss)                $ (363,020)              $   44,640
                                 ====================================

At Cobblestone Court, revenues decreased ($104,604) from 1995 to 1996 consisting of a decrease in base rent revenues ($48,610), percentage rent ($14,473), common area maintenance income ($25,568) and real estate tax reimbursements ($12,017). The revenues decreased due to the decrease in occupancy from one year to the next. Expenses at Cobblestone Court decreased significantly due substantially to a decrease in depreciation expense ($149,424) as Cobblestone Court was held for sale during all of 1996, no depreciation was taken, as the property is recorded below its net realizable value. In addition, parking lot expenses decreased ($8,648) and administrative expenses decreased ($6,276). These decreases in expenses were offset by increases in repairs and maintenance ($4,200), snow removal ($10,617), real estate taxes ($16,784), and vacancy expense ($9,025). The property was under contract for sale from June through November of 1996. During this time, no attempt was made to lease the vacant space as the prospective purchaser had plans to do a reconfiguration and renovation of the Center. The purchaser exercised its right to cancel the contract during the due diligence period. The property was then placed back on the market and attempts were made to get the property under contract again. Another prospective purchaser went through substantial due diligence measures in December 1996 and January 1997 before ultimately deciding in February 1997 to not pursue purchasing the center. The Registrant is currently working with a new local brokerage firm in Minneapolis to sell the Center. The Registrant will need to re-roof the Center before it will be able to successfully complete a sale.

The  operating  results  at  Woodhollow  Apartments  continue  to  improve.  The increased revenue over the past three years can be attributable to an overall improvement of the apartment market in the St. Louis Metropolitan area. The improved market has allowed rent rates to increase year-by-year while occupancies remain at high levels. Expenses at Woodhollow Apartments increased from 1995 to 1996 due mainly to increases in depreciation expense ($49,173) due to the capital renovation program getting under way, cleaning ($19,520), administrative expenses ($7,355), corporate unit expenses ($37,994), repairs and maintenance ($24,227). These increases in expenses were offset by decreases in electric for corporate units ($7,717), fire and crime prevention ($6,933), payroll maintenance ($12,958), and painting ($9,266).

The occupancy levels at the Registrants properties as of November 30 were:

                                          Occupancy rates at November 30
                                       1996              1995           1994
                                       -------------------------------------
     Woodhollow Apartments              95%               93%            93%
     Cobblestone Court                  84%               92%            99%


At Woodhollow Apartments, the occupancy increased during 1996 due to the beginning of the capital renovation program and the overall improvement in the appearance of the property as well as overall generally favorable apartment market conditions. The Registrant expects this trend to continue in the future years.

Occupancy at Cobblestone Court remained at 84% during the fourth quarter. As previously indicated no leasing activity occurred as the property was under contract for sale and the prospective purchaser did not wish any new leasing to be performed. The center has one major tenant who occupies approximately 26% of the available space under a lease which expires in January 2001. Another major tenant occupies approximately 7 1/2% of the available space under a lease which expires April 2000. The final major tenant occupies approximately 10% of the available space and is on a month-to-month lease. The tenant has indicated that they wish to downsize from 10,000 square feet to 7,000 square feet and the Registrant is working with them on a renewal lease.

1996 Comparisons

As of November 30, 1996, the Registrants consolidated revenues are $3,512,832 compared to $3,395,026 for the year-ended November 30, 1995. This increase in revenues is $117,806 or 3.5%. The increase in revenues is attributable to Woodhollow Apartments where increases were $207,438 versus a decrease in revenue at Cobblestone Court of $104,603. Woodhollow Apartments revenues increased due to the strengthening market and the Registrant's ability to increase rental rates throughout the year.

The Registrant's consolidated expenses for the year-ended November 30, 1996 and 1995 were $3,531,565 and $3,546,861 respectively. The decrease in expenses from 1995 to 1996 was $15,296 or less than 1% and was attributable to a decrease in depreciation and amortization expense of $151,820 and offset by an increase in other operating expenses of $131,147. The decrease in depreciation expense is attributable to Cobblestone Court. As previously indicated, since the property has been held for sale during all of 1996, no depreciation was taken. Other operating expenses increased mainly at Woodhollow Apartments for expenses in cleaning, repairs and maintenance, administrative and corporate units. The increase in consolidated revenue combined with the relatively flat consolidated expenses produced the Registrants net loss of $18,733 for the year-ended November 30, 1996 versus a net loss of $151,835 for the year-ended November 30, 1995. The net loss per limited partnership unit improved to $1.36 in 1996 compared to a loss of $11.03 in 1995. Cash flow provided by operating activities was $440,657 in 1996 compared to $158,363 in 1995. The increase is mainly attributable to the discontinuation of taking depreciation on Cobblestone Court. Operating cash flow, along with the capital reserve escrows for Woodhollow Apartments enable the Registrant to fund capital expenditures of $405,409 and reduce the balances of notes payable by $99,236.

1995 Comparisons

As of November 30, 1995, the Registrant's consolidated revenues are $3,395,026 compared to $3,285,389 for the year ended November 30, 1994. The increase in revenues are $109,637 or 3.34%. The increase in revenues is attributable to both Cobblestone Court and Woodhollow Apartments where increases were $20,846 and $82,985, respectively. Cobblestone Court's revenues increased due to a strengthening market and the Registrant's ability to negotiate increases in rental rates on lease renewals. Additionally, percentage rent income increased due to better than expected performance from various tenants' business operations. Woodhollow Apartments had the largest revenue increase of the two properties and this also can be attributed to a strengthening market and the Registrant's ability to negotiate rental rate increases. Along with increased rental revenues, the property had an increase in furniture rental income due to a corporate user renting several apartments and furniture for their employees.

The Registrant's consolidated expenses for the year ended November 30, 1995 and 1994 are

$3,546,861 and  $3,690,561,  respectively.  The decrease of $143,700 or 3.89% is attributable to decreases in interest, depreciation and amortization, and real estate taxes, offset by an increase in repairs and maintenance expenses. The decrease in interest expense relates to the refinancing of Woodhollow Apartments first deed of trust in August 1994 which reduced the interest rate from 10.375% to 9.125%. Offsetting the $66,072 decrease was an increase in interest expense relating to Cobblestone Court and its floating rate debt. Depreciation and amortization expenses decreased by $115,328 with Woodhollow Apartments comprising $104,844 of the total. The decrease in depreciation and amortization relate to certain capital expenditures at Woodhollow Apartments becoming fully depreciated and/or amortized. The decrease in real estate taxes also relates to Woodhollow Apartments. As previously discussed, the State of Missouri passed a law that affected the classification of apartment and nursing home properties. Woodhollow Apartments was affected and their assessment rate decreased from 32% to 19% resulting in a real estate tax reduction of approximately 38%. Repairs and maintenance expense increased by $63,414 when comparing November 30, 1995 to year ended November 30, 1994. The components of the increase are landscaping, plumbing, and apartment turnover expenses at Woodhollow Apartments along with parking lot maintenance and landscaping at Cobblestone Court.

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

Inflation

The effects of inflation did not have a material impact upon the Registrant's operation in fiscal l996 and are not expected to materially affect the Registrant's operation in l997.

Interest Rates

Interest rates on floating rate debt increased in 1995 and remained flat in 1996. Future increases in the prime interest rate can adversely affect the operations of the Registrant.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements of the Registrant are filed herewith as Exhibit 99.3 and are incorporated herein by reference (see Item 14(a)(1)). The supplementary financial information specified by Item 302 of Regulation S-K is provided in
Item 7.


ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

                                      None


                                    PART III


ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The General Partners of the Registrant responsible for all aspects of the Registrant's operations are Gregory J. Nooney, Jr., age 66, and Nooney Capital Corp., a Missouri corporation. Gregory J. Nooney, Jr. is a senior officer of Nooney Company, the sponsor of the Registrant.

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

During fiscal l996 there were no cash distributions paid to the General Partners by the Registrant.

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

Nooney Krombach Company, the manager of Registrant's properties, is a wholly-owned subsidiary of Nooney Company. Nooney Krombach Company is entitled to receive monthly compensation from the Registrant for property management and leasing services, plus reimbursement of expenses. During fiscal l996 the Registrant paid property management fees of $185,981 to Nooney Krombach Company.

During fiscal l996 the Registrant paid Nooney Krombach Company $40,000 as reimbursement for indirect expenses incurred in connection with management of the Registrant.

See Item 11 above for a discussion of cash distributions paid to the General Partners during fiscal l996.

(b)  Certain Business Relationships.

The relationship of certain of the General Partners to certain of their affiliates is set forth in Item 13(a) above. Also see Item 13(a) above for a discussion of amounts paid by the Registrant to the General Partners or their affiliates during fiscal 1996.

(c)  Indebtedness of Management.

Not Applicable.

(d)  Transactions with promoters.

Not Applicable.

                                     PART IV


ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
         AND REPORTS ON FORM 8-K

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

         (2)      Financial Statement Schedules (filed herewith as Exhibit 99.3)

                  Schedule  -  Reconciliation   of  partners'  equity  (deficit)
                  Schedule III - Real estate and accumulated depreciation

                  All other schedules are omitted because they are inapplicable or not required under the instructions.

         (3)      Exhibits:

                  See Exhibit Index on Page 17.

(b)      Reports on Form 8-K

         During the last quarter of the period covered by this report, the Registrant filed no reports on Form 8-K.

(c)      Exhibits:

         See Exhibit Index on Page 17.

(d)      Not Applicable

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) under the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       NOONEY REAL PROPERTY INVESTORS-FOUR, L.P.



Date:      February 28, 1997                 /s/ Gregory J. Nooney, Jr.
      -----------------------------          -----------------------------------
                                             Gregory J. Nooney, Jr.
                                             General Partner


                                             Nooney Capital Corp.
                                             General Partner


Date:      February 28, 1997                 By: /s/ Gregory J. Nooney, Jr.
      -----------------------------          -----------------------------------
                                               Gregory J. Nooney, Jr.
                                               Chairman of the Board and
                                               Chief Executive Officer



                                            By:/s/ Patricia A. Nooney
                                            ------------------------------------
                                              Patricia A. Nooney
                                              Senior Vice President and
                                              Secretary

                                  EXHIBIT INDEX

Exhibit                                                                           Page
Number                         Description                                       Number
------                         -----------                                       ------
3.1         Amended and Restated Agreement and Certificate of Limited             N/A
            Partnership dated April 7, 1982, is incorporated by
            reference to the Prospectus contained in the Registration
            Statement on Form S-11 under the Securities Act of 1933
            (File No. 2-76046).

10          Management Contract between Nooney Real Property Investors-           N/A
            Four, L.P. and Nooney Company is incorporated by reference to
            Exhibit  10 to the  Registration  Statement  on Form S-11  under the
            Securities Act of 1933 (File No. 2-76046).  The Management  Contract
            was  assigned by Nooney  Company to Nooney  Management  Company (now
            Nooney  Krombach  Company),  a  wholly-owned  subsidiary  of  Nooney
            Company,  on  April  1,  l985,  and is  identical  in  all  material respects.

99.1        List of Directorships filed in response to Item 10.                   18

99.2        Pages 9-11, 26-28 and A-16 - A-19 to the Prospectus                   N/A
            of the Registrant dated April 8, 1982, as supplemented
            and filed pursuant to Rule 424(c) of the Securities Act of 1933 are incorporated by reference.

99.3        Financial Statements and Schedules.                                   20-32
