Form 10-Q
period 1997-02-28
NOONEY REAL PROPERTY INVESTORS FOUR L P
filed 1997-04-14
CIK 700720

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)
_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarter period ended               February 28, 1997
                            ---------------------------------------------------

                                                OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                    To
                               ------------------------------------------------

                         Commission file number 0-11023
                                                -------

                   NOONEY REAL PROPERTY INVESTORS-FOUR, L.P.
-------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            Missouri                                            43-1250566
            --------                                       --------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

7701 Forsyth Boulevard, St. Louis, Missouri                       63105
-------------------------------------------                --------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code    (314) 863-7700
                                                    ----------------------------
--------------------------------------------------------------------------------

Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No__.

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDING DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12,13, or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes____ No____

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date._____

PART I
ITEM 1 - FINANCIAL STATEMENTS:


                    NOONEY REAL PROPERTY INVESTORS-FOUR, L.P.

                             (A LIMITED PARTNERSHIP)


                                 BALANCE SHEETS

                                                February 28,      November 30,
                                                   1997               1996
                                                (Unaudited)
                                                -----------       -----------

ASSETS:
     Cash                                      $    285,841      $    211,840
     Accounts receivable                            190,885           199,357
     Prepaid expenses and deposits                   11,321            56,676
     Investment property, at cost:
         Land                                     1,013,858         1,013,858
         Buildings and improvements              13,400,566        13,319,139
                                               ------------      ------------
                                                 14,414,424        14,332,997
         Less accumulated depreciation            7,247,094         7,134,673
                                               ------------      ------------
                                                  7,167,330         7,198,324
Investment property held for sale                 3,478,652         3,479,887

Deferred expenses - At amortized cost                65,442            65,549
                                               ------------      ------------
                                               $ 11,199,471      $ 11,211,633
                                               ============      ============


LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
     Accounts payable and accrued expenses     $    127,830      $     86,951
     Mortgage notes payable                      12,526,651        12,529,484
     Refundable tenant deposits                      85,096            89,395
                                               ------------      ------------
                                                 12,739,577        12,705,830

Partners' Deficit                                (1,540,106)       (1,494,197)
                                               ------------      ------------
                                               $ 11,199,471      $ 11,211,633
                                               ============      ============



                 SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                    NOONEY REAL PROPERTY INVESTORS-FOUR, L.P.

                             (A LIMITED PARTNERSHIP)

                 STATEMENTS OF OPERATIONS AND PARTNERS' DEFICIT

                                   (UNAUDITED)


                                                     Three Months Ended
                                                February 28,    February 29,
                                                   1997            1996
                                                   ----            ----

REVENUES:
     Rental and other income                    $   854,048      $   849,950
     Interest                                           188              295
                                                -----------      -----------
                                                    854,236          850,245

EXPENSES:
     Interest                                       278,800          284,402
     Depreciation and amortization                  117,344          127,347
     Real estate taxes                              109,078           99,164
     Property management fees paid to
         Nooney Krombach Company                     45,459           45,234
     Reimbursement to Nooney Krombach
         Company for partnership management
         services and indirect expenses              10,000           10,000
     Other operating expenses                       339,464          294,369
                                                -----------      -----------

                                                    900,145          860,516
                                                -----------      -----------

NET LOSS                                        $   (45,909)     $   (10,271)
                                                ===========      ===========

NET LOSS PER LIMITED PARTNERSHIP UNIT           $     (3.33)     $     (0.75)
                                                ===========      ===========

PARTNERS' DEFICIT:
     Beginning of Period                        $(1,494,197)     $(1,475,464)
     Net Loss                                       (45,909)         (10,271)
                                                -----------      -----------

     End of Period                              $(1,540,106)     $(1,485,735)
                                                ===========      ===========



                 SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS


                                           NOONEY REAL PROPERTY INVESTORS-FOUR, L.P.
                                                    (A LIMITED PARTNERSHIP)

                                                   STATEMENTS OF CASH FLOWS
                                                          (UNAUDITED)

                                                                    Three Months Ended
                                                                February 28,   February 29,
                                                                     1997         1996
                                                                     ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Loss                                                   $ (45,909)     $ (10,271)
     Adjustments to reconcile net loss to net cash
     provided by operating activities:
         Depreciation and amortization                            117,344        127,347

     Changes in assets and liabilities:
         Decrease in accounts receivable                            8,472         50,171
         Decrease in prepaid expenses and deposits                 45,355         28,016
         Increase in accounts payable and accrued expenses         40,879         43,440
         (Decrease) Increase in refundable tenant deposits         (4,299)         4,138
         Increase in deferred expenses                             (3,580)       (26,840)
                                                                ---------      ---------

             Total Adjustments                                    204,171        226,272
                                                                ---------      ---------

                  Net cash provided by operating activities       158,262        216,001
                                                                ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to investment property                             (20,620)       (14,037)
     Additions using Capital Reserve Escrow                       (60,808)
                                                                ---------      ---------

                  Net cash used in investing activities           (81,428)       (14,037)
                                                                ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on mortgage notes payable                            (2,833)       (25,755)
                                                                ---------      ---------

                  Net cash used in financing activities            (2,833)       (25,755)
                                                                ---------      ---------

NET INCREASE IN CASH                                               74,001        176,209

CASH, Beginning of period                                         211,840        275,823
                                                                ---------      ---------

CASH, End of period                                             $ 285,841      $ 452,032
                                                                =========      =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
INFORMATION - Cash paid during the period for interest          $ 326,493      $ 284,402
                                                                =========      =========



                       SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                                            -4-
>

                    NOONEY REAL PROPERTY INVESTORS-FOUR, L.P.
                             (A LIMITED PARTNERSHIP)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
           THREE MONTHS ENDED FEBRUARY 28, 1997 AND FEBRUARY 29, 1996


NOTE A:

Refer to the Registrant's financial statements for the year ended November 30, 1996, which are contained in the Registrant's Annual Report on Form 10-K, for a description of the accounting policies which have been continued without change except as noted below. Also, refer to the footnotes to those statements for additional details of the Registrant's financial condition. The details in those notes have not changed except as a result of normal transactions in the interim or as noted below.

NOTE B:

The financial statements include only those assets, liabilities, and results of operations of the partners which relate to the business of Nooney Real Property Investors-Four, L.P. The statements do not include assets, liabilities, revenues or expenses attributable to the partners' individual activities. No provision has been made for federal and state income taxes since these taxes are the responsibility of the partners. In the opinion of the general partners, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at February 28, 1997 and for all periods presented have been made.

NOTE C:

The Registrant's properties are managed by Nooney Krombach Company, a wholly-owned subsidiary of Nooney Company. Certain individual general partners of the Registrant are officers and directors of Nooney Company. Nooney Four Capital Corp., a general partner, is a 75% owned subsidiary of Nooney Company.

NOTE D:

The loss per limited partnership unit for the three months ended February 28, 1997 and February 29, 1996 was computed based on 13,529 units, the number of units outstanding during the periods.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

It should be noted that this 10-Q contains forward-looking information (as defined in the Private Securities Litigation Reform Act of 1995) that involves risk and uncertainty, including trends in the real estate investment market, projected leasing and sales, and the future prospects for the Registrant. Actual results could differ materially from those contemplated by such statements.

Liquidity and Capital Resources

Cash on hand as of February 28, 1997 is $285,841, an increase of $74,001 from the year ended November 30, 1996 when the cash on had was $211,840. The increase in cash balances can be attributable to an increase in the real estate tax escrow accounting. As of November 30, 1996, these accounts were at their yearly low point as real estate taxes has just been paid on the partnership properties. The anticipated capital expenditures for the balance of 1997 are:

                         Leasing Capital  Other Capital     Total
                         ---------------  -------------     -----

Cobblestone Court           $ 63,436       $400,000       $463,436
Woodhollow Apartments              0         70,717         70,717
                            --------       --------       --------

                            $ 63,436       $470,717       $534,152
                            ========       ========       ========

At Cobblestone Court, the Leasing Capital is for tenant improvements and lease commissions if new tenants can be found for the vacant spaces. The Other Capital is a roof replacement anticipated to cost approximately $400,000. The Registrant has arranged for additional financing from the holder of the first and second mortgages on the property to pay for this re-roofing. At Woodhollow Apartments, the Other Capital consists of expenditures for new heating and air conditioning units, signage and concrete work. This is the capital for items outside of the scope of the capital renovation program which is paid for out of the capital reserve escrow. Phase II of the capital renovation program at Woodhollow Apartments consists of new siding, parking lot replacement and new tile and hallway carpets will be getting under way in the near future. Approximately $280,000 is anticipated to be spent from the capital reserve escrow on these renovations during 1997.

As discussed in previous reports, the General Partners have put Cobblestone Court on the market for sale. The General Partners elected to sell the property at this time because Cobblestone Court needs to be reconfigured and repositioned to stay competitive in today's retail environment, and the partnership is not in financial position to supply the capital needed for such a project. The roof replacement is necessary prior to selling the project as all potential purchasers have canceled their purchase contract during their due diligence because of the severe deterioration of the roof and the resulting tenant complaints and lawsuits which have occurred against the Landlord. The lender which has agreed to finance the roof replacement is also insisting that as soon as the roof is completed, the property be strongly marketed. The General
Partners have hired a new local brokerage firm to both lease and sell the property during 1997. The holder of the first and second mortgage debt on Cobblestone Court and the second mortgage debt on Woodhollow Apartments has extended these loans through October 31, 1997. The balance of the second mortgages as of February 28, 1997, are as follows: the second mortgage on

Cobblestone Court Shopping Center - $1,438,039 and the second mortgage on Woodhollow Apartments - $208,601. As previously indicated, the balances of both of these loans will be increased to cover the cost of the re-roofing at Cobblestone Court.

The long-term liquidity of the Registrant is dependent on its ability to fund future capital expenditures and mortgage payments, maintain high occupancy and negotiate with lenders the renewal and/or refinancing of the mortgage debt as it matures. Until such time as real estate market conditions recover and a profitable sale of the properties is feasible, the Registrant will continue to manage the properties to achieve its investment objectives.

Results of Operations

The results of operations for the Registrant's properties for the quarters ended February 28, 1997 and February 29, 1996 are detailed in the schedule below. Expenses of the Registrant are excluded.

                           Woodhollow Apartments    Cobblestone Court
                           ---------------------    -----------------
          1997
          ----
     Revenues                     $ 580,966             $ 273,516
     Expenses                       590,487               305,435
                                  ---------             ---------
     Net Loss                     $  (9,521)            $ (31,919)
                                  =========             =========

         1996
         ----
     Revenues                     $ 578,058             $ 272,168
     Expenses                       556,897               280,272
                                  ---------             ---------
     Net Income (Loss)            $  21,161             $  (8,104)
                                  =========             =========

At Woodhollow Apartments, the revenue increased slightly by $3,000 when comparing first quarter 1997 to the first quarter of 1996, despite the decrease in occupancy due to a gradual increase in rental rates. Expenses increased by almost $34,000 due primarily to increases in professional services - other ($13,500), relating to a property appraisal and partnership liability insurance fees, repairs and maintenance - painting ($5,000), and snow removal ($4,200).Depreciation expense also increased ($9,000).

Cobblestone Court's operating results show an increase in the operating loss of $23,815. This increase is due primarily to an increase in operating expenses of $50,000 due to increase in snow removal ($13,900), real estate taxes ($8,200), professional services - other ($27,700), relating to partnership audit fees and liability insurance, and partially offset by a decrease in amortization ($19,000). In the first quarter of 1996, the Registrant was amortizing loan fees charged by the prior holder of the first mortgage for extensions of the loan granted at that time. In 1997, the Registrant had no loan fees to amortize.

The occupancy levels as of February 28, 1997 and February 29, 1996 and February 28, 1995 are as follows:

                                   Occupancy levels as of February 28, 1997,
                                    February 29, 1996 and February 28, 1995
                                    ---------------------------------------

         Property                       1997         1996         1995
         --------                       ----         ----         ----

     Woodhollow Apartments               91%          96%          96%
     Cobblestone Court                   84%          85%          99%

At Woodhollow Apartments the occupancy decreased 5% when comparing first quarter of 1997 to first quarter of 1996. The Registrant anticipates that occupancy will return to the 95% plus level during the second quarter and will remain high for the balance of 1997.

During the first quarter of 1997, the occupancy at Cobblestone Court remained level at 84%. Cobblestone court has three major tenants which occupy 26%, 7 1/2% and 10% of the available space on leases which expire January 2001, April 2002 and month-to-month, respectively. The Registrant is working with the month-to-month tenant on a longer term renewal.

1997 Comparisons

As of February 28, 1997, the Registrant's consolidated revenues for the quarter ended are $854,236 compared to $850,245 for the same period ended February 29, 1996. Consolidated revenues were relatively stable when comparing one year to the next and the increase of $4,000 is less than 10%. The consolidated expenses for the quarter ended February 28, 1997 are $900,145 compared to $860,516 for the same period ended February 29, 1996. The increase in consolidated expenses relates primarily to Cobblestone Court, and as stated above, this property had increases in operating expenses in the following categories: snow removal
($13,900), real estate taxes ($8,200) and professional services - other ($27,700). The increase in operating expenses was offset by a decrease in amortization at Cobblestone Court ($19,000).

1996 Comparisons

As of February 29, 1996 the Registrant's consolidated revenues for the quarter ended are $850,245 compared to $809,867 for the same period ended February 28, 1995. The increase in consolidated revenues is directly attributable to Woodhollow Apartments. At Woodhollow Apartments revenues increased $52,612 when comparing quarter ending results February 29, 1996 to February 28, 1995. The increase is a result of an improving multi-family market in the west St. Louis County area. Offsetting the increase in revenues at Woodhollow Apartments is a decrease in revenues at Cobblestone Court of $11,252. The decrease at Cobblestone Court relates to a decrease in rental income which can be attributed to the decrease in occupancy.

Consolidated expenses for the quarter ended February 29, 1996 are $860,516 compared to $905,080 for the same period ended February 28, 1995. The decrease in consolidated expenses relates primarily to the decrease in depreciation expense. The decrease in depreciation expense relates to Cobblestone Court and the fact that the property is being held for sale and under generally accepted accounting principles a property held for sale may not be depreciated. Real estate tax expense has also decreased from quarter end February 29, 1996 to February 28, 1995. The decrease is due to a change in the law in the State of Missouri.

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


                                       NOONEY REAL PROPERTY INVESTORS-FOUR, L.P.



Dated:   April 14, 1997                By: /s/ Gregory J. Nooney, Jr.
      ------------------------         -------------------------------------

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