Form 10-Q
period 1997-05-31
NOONEY REAL PROPERTY INVESTORS FOUR L P
filed 1997-07-15
CIK 700720

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  ------------

                                    FORM 10-Q

(Mark One)
_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarter period ended            May 31, 1997
                             ---------------------------------------------------

                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                     To
                               -------------------------------------------------

                       Commission file number     0-11023
                                              --------------

                   NOONEY REAL PROPERTY INVESTORS-FOUR, L.P.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          Missouri                                            43-1250566
-------------------------------                        -------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

7701 Forsyth Boulevard, St. Louis, Missouri                      63105
-------------------------------------------            -------------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code         (314) 863-7700
                                                   -----------------------------

--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___.

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDING DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12,13, or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ___ No ___

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date _______.

PART I
ITEM 1 - FINANCIAL STATEMENTS:


                    NOONEY REAL PROPERTY INVESTORS-FOUR, L.P.

                             (A LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                                                May 31,     November 30,
                                                 1997            1996
                                             (Unaudited)
                                            ------------    ------------

ASSETS:
    Cash                                    $    449,259    $    211,840
    Accounts receivable                          219,383         199,357
    Prepaid expenses and deposits                 22,110          56,679
    Investment property, at cost:
        Land                                   1,013,858       1,013,858
        Buildings and improvements            13,426,871      13,319,137
                                            ------------    ------------

                                              14,440,729      14,332,995
    Less accumulated depreciation              7,360,467       7,134,674
                                            ------------    ------------
                                               7,080,262       7,198,321
    Investment property held for sale          3,603,066       3,479,887

    Deferred expenses - At amortized cost         61,757          65,549
                                            ------------    ------------
                                            $ 11,435,837    $ 11,211,633
                                            ============    ============

LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
    Accounts payable and accrued expenses   $    276,521    $     86,951
    Mortgage notes payable                    12,648,335      12,529,484
    Refundable tenant deposits                    86,558          89,395
                                            ------------    ------------
                                              13,011,414      12,705,830

Partners' Deficit                             (1,575,577)     (1,494,197)
                                            ------------    ------------

                                            $ 11,435,837    $ 11,211,633
                                            ============    ============




                 SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS


                    NOONEY REAL PROPERTY INVESTORS-FOUR, L.P.

                             (A LIMITED PARTNERSHIP)

                 STATEMENTS OF OPERATIONS AND PARTNERS' DEFICIT

                                   (UNAUDITED)

                                                 Three Months Ended                 Six Months Ended
                                              May 31,         May 31,           May 31,         May 31,
                                               1997             1996             1997            1996
                                           ------------     -----------       -----------    -----------
REVENUES:
    Rental and other income                $    842,305     $   862,924       $ 1,696,354    $ 1,717,686
    Interest                                        250           1,909               438          2,204
                                           ------------     -----------       -----------    -----------
                                                842,555         864,833         1,696,792      1,719,890

    EXPENSES:
    Interest                                    281,766         284,771           560,565        569,173
    Depreciation and amortization               117,329         123,185           234,673        250,532
    Real estate taxes                           109,746         110,618           218,824        209,782
    Property management fees paid to
        Nooney Krombach Company                  44,806          45,892            90,265         91,126
    Reimbursement to Nooney Krombach
        Company for partnership management
        services and indirect expenses           10,000          10,000            20,000         20,000
    Repairs & Maintenance expenses               42,817          59,411            87,957         99,203
    Payroll expenses                             59,654          56,310           107,030        103,440
    Insurance expenses                           25,999          27,784            52,786         55,426
    Cleaning expenses                            22,880          14,910            38,467         29,170
    Utility expenses                             37,288          31,727            72,808         65,079
    Professional fee expenses                    28,008          19,172            79,197         50,800
    Other operating expenses                     97,733         102,602           215,600        207,979
                                           ------------     -----------       -----------    -----------

                                                878,026         886,382         1,778,172      1,751,710
                                           ------------     -----------       -----------    -----------
NET LOSS                                   $   (35,471)     $   (21,549)      $   (81,380)   $   (31,820)
                                           ============     ===========       ===========    ===========

NET LOSS PER LIMITED
 PARTNERSHIP UNIT                          $     (2.58)     $    ( 1.57)      $     (5.91)   $     (2.31)
                                           ===========      ===========       ===========    ===========

PARTNERS' DEFICIT:
    Beginning of Period                    $(1,540,106)     $(1,485,735)      $(1,494,197)   $(1,475,464)
    Net Loss                                   (35,471)         (21,549)          (81,380)       (31,820)
                                           ------------     -----------       -----------    -----------

    End of Period                          $(1,575,577)     $(1,507,284)      $(1,575,577)   $(1,507,284)
                                           ============     ===========       ===========    ===========


                 SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                    NOONEY REAL PROPERTY INVESTORS-FOUR, L.P.

                             (A LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                         Six Months Ended
                                                        May 31,     May 31,
                                                         1997        1996
                                                      ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                          $ (81,380)  $ (31,820)
    Adjustments to reconcile net loss to
    net cash provided by operating activities:
        Depreciation and amortization                   234,673     250,532

    Changes in assets and liabilities:
        (Increase) Decrease in accounts receivable      (20,026)     29,860
        Decrease in prepaid expenses and deposits        34,569       2,325
        Increase in accounts payable and accrued
         expenses                                       189,570      27,550
        Increase (Decrease) in refundable tenant
         deposits                                        (2,837)      1,819
        Increase in deferred expense                     (3,580)    (26,840)

          Total Adjustments                             432,369     285,246
                                                      ---------   ---------

               Net cash provided by operating
                activities                              350,989     253,426
                                                      ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to investment property                   (158,855)    (43,085)
    Additions using Capital Reserve Escrow              (73,566)          0
                                                      ---------   ---------

               Net cash used in investing
                activities                             (232,421)    (43,085)
                                                      ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on mortgage notes payable                   (5,833)    (53,260)
    Funding on mortgage notes payable                   124,684           0
                                                      ---------   ---------

               Net cash from financing
                activities                              118,851     (53,260)
                                                      ---------   ---------

NET INCREASE IN CASH                                    237,419     157,081

CASH, Beginning of period                               211,840     275,823
                                                      ---------   ---------

CASH, End of period                                   $ 449,259   $ 432,904
                                                      =========   =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
INFORMATION - Cash paid during the period
              for interest                            $ 608,259   $ 569,173
                                                      =========   =========


                 SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                    NOONEY REAL PROPERTY INVESTORS-FOUR, L.P.

                             (A LIMITED PARTNERSHIP)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                THREE AND SIX MONTHS ENDED MAY 31, 1997 AND 1996

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

NOTE B:

The financial statements include only those assets, liabilities, and results of operations of the partners which relate to the business of Nooney Real Property Investors-Four, L.P. The statements do not include assets, liabilities, revenues or expenses attributable to the partners' individual activities. No provision has been made for federal and state income taxes since these taxes are the responsibility of the partners. In the opinion of the general partners, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at May 31, 1997 and for all periods presented have been made.

NOTE C:

The Registrant's properties are managed by Nooney Krombach Company, a wholly-owned subsidiary of Nooney Company. Certain individual general partners and a corporate general partner of the Registrant are officers and directors of Nooney Company. Nooney Four Capital Corp., a general partner, is a 75% owned subsidiary of Nooney Company.

NOTE D:

The loss per limited partnership unit for the three and six months ended May 31, 1997 and May 31, 1996 was computed based on 13,529 units, the number of units outstanding during the periods.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Cash on hand as of May 31, 1997 is $449,259, an increase of $237,419 from year end November 30, 1996. The increase in cash balances can be attributed to an increase in the real estate tax escrow balances and an increase in the capital reserve escrow for Woodhollow Apartments. Net cash provided by operating activities was $192,724 for the three months ended May 31, 1997 and $37,425 for the three months ended May 31, 1996. Cash increased because the real estate taxes at Cobblestone Court Shopping Center were not paid during May 1997. This caused an increase in the cash balances and a corresponding increase in the accounts payable and accrued expenses. At Woodhollow Apartments, net cash flow continues to be deposited into the capital reserve escrow for continuing on the capital improvement program which includes new siding, parking lot upgrades and common area renovations. The second phase of these improvements will continue throughout 1997. At Cobblestone Court Shopping Center, it was determined that the property needed a new roof before a successful sale could be obtained. The holder of the first and second mortgage debt on Cobblestone Court agreed to increase the balance of the second mortgages on Cobblestone Court and Woodhollow Apartments to fund the new roof. The first funding of this new loan occurred during the second quarter and was paid to the roofer. Capital expenditures by property anticipated for the balance of the year are as follows:

                                 Leasing Capital    Other Capital     Total
                                 ---------------    -------------     -----

     Cobblestone Court               $2,500           $249,368      $251,868
     Woodhollow Apartments                0             74,250        74,250
                                    -------           --------      ---------

                                     $2,500           $323,618      $326,118
                                     ======           ========      ========

At Cobblestone Court Shopping Center, the Leasing Capital is for tenant improvements anticipated for the renewal of an existing tenant's lease. Other Capital is the balance of the roof replacement cost anticipated. At Woodhollow Apartments, Other Capital consists of $74,250 for capital items outside of the scope of the capital renovation program which is paid for out of the capital reserve escrow. These items include patio replacements, new signage, new heating and air conditioning units, concrete replacement and balcony repairs. The second phase of the capital renovation program at Woodhollow Apartments began during the second quarter. The total withdrawals from the capital renovation escrow for the second phase is anticipated to be approximately $252,000. In addition, $60,788 was paid during the first quarter for renovations completed as part of the first phase during 1996. During the first six months of 1997, approximately $74,000 has been withdrawn from the capital renovation escrow as payments for work completed to date.

As previously indicated, the Registrant decided to list Cobblestone Court Shopping Center with a new Minneapolis brokerage firm to handle leasing of the property and then the ultimate sale of the property during 1997. The approach taken has been to find a new mini-anchor for the east end of the mall. Once a new mini-anchor has been identified, the intent is to put the property on the market for sale with this tenant in place. The Registrant believes this strategy will bring the maximum dollars upon a sale. To date, no mini-anchor has been located, although there are several prospective tenants which the brokerage firm has contacted. It is anticipated that it will take until fall 1997 to identify and negotiate a lease with such a mini-anchor. The Registrant's goal is still to sell the property by the end of calendar 1997.

The holder of the first and second mortgage debt on Cobblestone Court and the second mortgage debt on Woodhollow Apartments extended these loans through October 31, 1997. The interest rate on Cobblestone Court's first mortgage, second mortgage and the additional borrowing on Woodhollow's second mortgage are at an interest rate calculated as LIBOR plus 2.75%. As of May 31, 1997, the rate was 8.5%. The interest rate on the original Woodhollow second mortgage is at 9.5%. The balance of the second mortgages is being increased to pay for the roof replacement at Cobblestone Court. As of May 31, 1997, the balance of the first mortgage debt on Cobblestone Court was $2,603,049. As of May 31, 1997, the balance on the Cobblestone Court second mortgage was $1,438,039 and the balance on the second mortgage at Woodhollow Apartments was $330,286. Of this balance, $124,684 had been borrowed to use to pay for the first installment of the roof replacement at Cobblestone Court. The partnership's properties are cross collateralized and both properties secure the debt with this lender. The first mortgage on Woodhollow Apartments had a balance of $8,276,961 as of May 31, 1997 with an interest rate of 9.125%. This loan matures in July 2001.


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

Results of Property Operations

The results of operations for the Registrant's properties for the three months ended May 31 are detailed in the schedule below. Revenues and expenses of the Registrant are excluded.

                                 Woodhollow Apartments     Cobblestone Court
                                 ---------------------     -----------------
             1997
             ----
        Revenues                       $576,669               $266,210
        Expenses                        597,459                280,507
                                       ---------              ---------
        Net Loss                       $(20,790)              $(14,297)
                                       =========              =========

             1996
             ----
        Revenues                       $588,583               $274,389
        Expenses                        602,216                268,296
                                       ---------              ---------
        Net (Loss) Income              $(13,633)              $  6,093
                                       =========              =========

Revenues at Woodhollow Apartments for the second quarter 1997, decreased approximately $11,900 from the prior year. This decrease is due to a decrease in the average occupancy throughout the quarter. Early in fiscal year 1997, there was a fire in one of the buildings of the property. The building had to be vacated and all units renovated. Tenants began moving back into these units in mid-April. The income lost from these renovated units is the main reason for the decrease in rental income comparing the current year to the prior year. Much of the loss of rents will be recovered from the insurance company in the third quarter. Expenses decreased by $4,757 as a result of a combination of a decrease in depreciation expense and an increase in operating expenses when comparing the two periods. Operating expenses increased by $14,194 due mainly to an increase in costs associated with the fire as well as an increase in landscaping costs connected to the renovation partially offset by a decrease in repairs and maintenance expense for the buildings.

Cobblestone Court Shopping Center's revenues decreased by $8,179 when comparing the quarter ended 1997 to the quarter ended 1996. Gross rental income increased due to increases in common area maintenance and tax reimbursement income which was offset by a $26,462 write-off of rental revenues to bad debt at the time one of the tenants vacated their space as of May 30, 1997. Expenses at Cobblestone Court increased $12,211 when comparing the quarter ended May 31, 1997 to the quarter ended May 31, 1996. This increase in expenses is due to an increase in operating expenses of $30,568 which includes an increase in cleaning ($8,529), professional services-legal ($6,521) and professional services-other ($14,283). The legal expenses were incurred due to lawsuits and non-payment of rent from tenants due to the roof leaking. These professional services were incurred in negotiating settlements with the tenants as the roof replacement proceeded. Partially offsetting the increase in operating expenses was a decrease in amortization expense ($15,512).

The occupancy levels at the Registrant's properties during the second quarter decreased at both Cobblestone Court and Woodhollow Apartments. The occupancy levels at May 31, 1997, 1996 and 1995 are as follows:

                                            Occupancy levels as of May 31,
        Property                            1997          1996         1995
        --------                            ----          ----         ----

Cobblestone Court Shopping Center            74%           84%          98%
Woodhollow Apartments                        93%           94%          96%

At Cobblestone Court Shopping Center, leasing activity during the second quarter consisted of one of the major tenants occupying 10,000 square feet vacating their lease. The property has one major tenant that occupies 26% of the available space with a lease that expires in December 2000.

At Woodhollow Apartments, the occupancy decreased by 1% when comparing the quarter ended May 31, 1997 to May 31, 1996. The Registrant anticipates occupancy increasing to above 95% during the third quarter of 1997 as demand for apartments in the West St. Louis County area continues to be strong and the renovation program continues at the property.

1997 Comparisons

For the three and six months ended May 31, 1997, the Registrant's consolidated revenues were $842,555 and $1,696,792, respectively. Revenues decreased $22,278 and $23,098 for the three and six month periods ended May 31, 1997 as compared to the same periods ended May 31, 1996. The decrease in revenues can be attributable to the write-off to bad debt of rental revenues from the major tenant who vacated at Cobblestone Court Shopping Center. Consolidated expenses for the three months ended May 31, 1997 and three months ended May 31, 1996, were $878,026 and $886,382, respectively. The decrease in consolidated expenses for the three months ended 1997 was $8,356 when compared to May 31, 1996. Expenses that decreased were interest ($3,005), depreciation and amortization ($5,856), repairs and maintenance expenses ($16,594), and other operating expenses ($4,869), partially offset by increases in cleaning expenses ($7,970) and professional fee expenses ($8,836). When comparing the six months ended May 31, 1997 and May 31, 1996, consolidated expenses were $1,778,172 and $1,751,710, respectively, an increase of $26,462. This increase in expenses can be attributed to an increase in real estate taxes ($9,042), cleaning expenses ($9,297), utility expenses ($7,729), professional fee expenses ($28,397) and other operating expenses ($5,954), partially offset by decreases in interest ($8,608), depreciation and amortization ($15,859), and repairs and maintenance expenses ($11,246).

1996 Comparisons

For the three and six month periods ended May 31, 1996, the Registrant's consolidated revenues are $864,833 and $1,719,890, respectively. Revenues increased $11,616 and $56,806 for the three and six month periods ended May 31, 1996 when compared to the same periods ended May 31, 1995.

On a consolidated basis when comparing revenues for the second quarter ended May 31, 1996 to 1995 revenues increased less than 1.4%. However, for the six month period ended May 31, 1996 revenues increased by approximately 3.4% when compared to the six month period ended May 31, 1995. The increase in revenues for the six month period can be attributed to Woodhollow Apartments where the Registrant saw an increase in revenues of $122,791. The increase in revenues was offset by a decrease at Cobblestone Court of $61,983. The increase in revenues, as previously stated, at Woodhollow Apartments is a result of an improving multi-family market in the west St. Louis County area. The decrease at Cobblestone Court is a function of a decrease in average occupancy and the resulting decline in rental revenues. In addition, tax participation income decreased as a result of tenant occupancy changes. Through tenant move-ins, move-outs and renewals, their real estate tax base year is adjusted thus either reducing or eliminating income derived from real estate tax reimbursements.

Consolidated expenses for the three and six month periods ended May 31, 1996 are $886,382 and $1,751,710, respectively. For the same periods ended May 31, 1995 consolidated expenses were $890,411 and $1,795,491, respectively. For the quarter ended May 31, 1996 consolidated expenses decreased less than 1% or $4,029. However, though the consolidated expenses only slightly decreased, significant fluctuations occurred within individual expenses. Other operating expenses increased $65,663 for the three months ended May 31, 1996 compared to the similar period in 1995. The increase can be attributed to the following expense categories: repairs and maintenance ($17,494), professional fees ($15,655), snow removal ($12,292), furniture rental ($10,029), swimming pool costs ($8,761), administrative costs ($6,322) and cleaning ($4,911). Partially offsetting the aforementioned increases was a significant decrease in parking lot expenditures ($11,717), depreciation and amortization ($39,606) and real estate taxes ($24,511). Under generally accepted accounting principles when a property is held for sale it may no longer be depreciated. The decrease in real estate taxes resulted from a law change in the State of Missouri. During the third quarter of 1995, the State of Missouri passed a law that reduced Woodhollow Apartment's assessment rate from 32% to 19%.

For the six month  period  ended May 31, 1996  compared to the same period ended
May 31, 1995 consolidated expenses decreased $43,781.The decrease in operating expenses for the six month period can be attributed to decreases in depreciation and real estate taxes partially offset by increases in other operating expenses. The decrease in depreciation and real estate taxes were caused by the factors previously discussed when analyzing the quarterly results. The increase in other operating expenses can be attributed to increases in snow removal ($23,927), furniture rental ($22,466), repairs and maintenance ($18,120), cleaning ($9,740), professional fees ($8,751), swimming pool costs ($8,552), insurance ($6,576) and vacancy expense ($5,858). Offsetting the increases in the aforementioned expenses categories was a decrease in parking lot expenditures ($9,623).

Inflation


The effects of inflation did not have a material impact upon the Registrant's operation in fiscal 1996 and are not expected to materially affect the Registrant's operations in 1997.

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


Dated:    July 15, 1997               NOONEY REAL PROPERTY INVESTORS-FOUR, L.P.
      ---------------------------

                                      By: /S/ Gregory J. Nooney, Jr.
                                          --------------------------------------
                                          Gregory J. Nooney, Jr.
                                          General Partner


                                      PAN, INC.

                                      By: /S/ Patricia A. Nooney
                                          --------------------------------------
                                          Patricia A. Nooney
                                          President


                                      NOONEY CAPITAL CORPORATION

                                      By: /S/   Gregory J. Nooney, Jr.
                                          --------------------------------------
                                          Gregory J. Nooney, Jr.
                                          Chairman

                                      By: /S/   Patricia A. Nooney
                                          --------------------------------------
                                          Patricia A. Nooney
                                          Senior Vice President and Secretary


                                      BEING A MAJORITY OF DIRECTORS

                                  EXHIBIT INDEX


Exhibit Number          Description

3.1 Amended and Restated Agreement and Certificate of Limited Partnership dated April 7, 1982, is incorporated by reference to the Prospectus contained in the Registration Statement on Form S-11 under the Securitie Act of 1933 (File No. 2-76046).

27 Financial Data Schedule (provided for the information of U.S. Securities and Exchange Commission only)