Form 10-Q
period 1997-08-31
NOONEY REAL PROPERTY INVESTORS FOUR L P
filed 1997-10-15
CIK 700720

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    ----------

                                    FORM 10-Q

(Mark One)
__X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarter period ended               August 31, 1997
                            ----------------------------------------------------

                                       OR

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from                      To
                              --------------------------------------------------

                         Commission file number 0-11023
                                                -------

                   NOONEY REAL PROPERTY INVESTORS-FOUR, L.P.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

             Missouri                                       43-1250566
----------------------------------               -------------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)

7701 Forsyth Boulevard, St. Louis, Missouri                   63105
-------------------------------------------      -------------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code      (314)   863-7700
                                                  ------------------------------

--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____.

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDING DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12,13, or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes _____ No _____

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date _____.

PART I
ITEM 1 - FINANCIAL STATEMENTS:



                    NOONEY REAL PROPERTY INVESTORS-FOUR, L.P.

                             (A LIMITED PARTNERSHIP)

                                 BALANCE SHEETS


                                               August 31,     November 30,
                                                 1997            1996
                                             (Unaudited)
                                             ------------     ------------

ASSETS:
      Cash                                    $    377,854    $    211,840
      Accounts receivable                          134,342         199,357
      Prepaid expenses and deposits                 22,376          56,679
      Investment property, at cost:
            Land                                 1,013,858       1,013,858
            Buildings and improvements          13,603,653      13,319,137
                                              ------------    ------------

                                                14,617,511      14,332,995
      Less accumulated depreciation              7,476,602       7,134,674
                                              ------------    ------------
                                                 7,140,909       7,198,321
      Investment property held for sale          3,854,328       3,479,887

      Deferred expenses - At amortized cost         59,788          65,549
                                              ------------    ------------
                                              $ 11,589,597    $ 11,211,633
                                              ============    ============


LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
      Accounts payable and accrued expenses   $    233,226    $     86,951
      Mortgage notes payable                    12,896,867      12,529,484
      Refundable tenant deposits                    85,037          89,395
                                              ------------    ------------
                                                13,215,130      12,705,830

Partners' Deficit                               (1,625,533)     (1,494,197)
                                              ------------    ------------
                                              $ 11,589,597    $ 11,211,633
                                              ============    ============



                 SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS


                              NOONEY REAL PROPERTY INVESTORS-FOUR, L.P.

                                       (A LIMITED PARTNERSHIP)

                            STATEMENTS OF OPERATIONS AND PARTNERS' DEFICIT

                                             (UNAUDITED)

                                                     Three Months Ended            Nine Months Ended
                                                 August 31,      August 31,     August 31,     August 31,
                                                  1997              1996           1997           1996
                                                  ----              ----           ----           ----

REVENUES:
      Rental and other income                    $   848,266    $   846,734    $ 2,544,620    $ 2,564,418
      Interest                                           770            440          1,207          2,645
                                                 -----------    -----------    -----------    -----------
                                                     849,036        847,174      2,545,827      2,567,063

      EXPENSES:
      Interest                                       287,076        284,188        847,642        853,362
      Depreciation and amortization                  120,090        124,374        354,763        374,906
      Real estate taxes                              125,016        106,036        343,840        315,817
      Property management fees paid to
            Nooney Krombach Company                   44,831         44,869        135,097        135,995
      Reimbursement to Nooney Krombach
            Company for partnership management
            services and indirect expenses            10,000         10,000         30,000         30,000
      Repairs & Maintenance expenses                  53,934         61,717        141,300        160,921
      Payroll expenses                                55,037         55,327        162,066        158,765
      Insurance expenses                              26,292         32,392         79,077         87,819
      Cleaning expenses                               23,466         14,295         61,933         43,465
      Utility expenses                                42,193         45,395        115,003        110,475
      Professional fee expenses                       15,224          4,309         96,088         55,109
      Corporate unit expenses                         17,972         20,660         36,289         53,847
      Rennovation expenses                            18,427          3,539         29,462          3,539
      Other operating expenses                        59,434         54,454        244,603        229,244
                                                 -----------    -----------    -----------    -----------

                                                     898,992        861,555      2,677,163      2,613,264
                                                 -----------    -----------    -----------    -----------
NET LOSS                                         $   (49,956)   $   (14,381)   $  (131,336)   $   (46,201)
                                                 ===========    ===========    ===========    ===========

NET LOSS PER LIMITED
 PARTNERSHIP UNIT                                $     (3.63)   $     (1.04)   $     (9.54)   $     (3.36)
                                                 ===========    ===========    ===========   ============

PARTNERS' DEFICIT:
      Beginning of Period                        $(1,575,577)   $(1,507,284)   $(1,494,197)   $(1,475,464)
      Net Loss                                       (49,956)       (14,381)      (131,336)       (46,201)
                                                 -----------     ----------    -----------    -----------

      End of Period                              $(1,625,533)   $(1,521,665)   $(1,625,533)   $(1,521,665)
                                                 ===========    ===========    ===========    ===========



                 SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                    NOONEY REAL PROPERTY INVESTORS-FOUR, L.P.

                             (A LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                           Nine Months Ended
                                                       August 31,     August 31,
                                                          1997           1996
                                                          ----           ----

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net Loss                                         $(131,336)    $ (46,201)
      Adjustments to reconcile net loss to net cash
      provided by operating activities:
            Depreciation and amortization                354,763       374,906

      Changes in assets and liabilities:
            Decrease in accounts receivable               65,015        71,376
            Decrease in prepaid expenses and
             deposits                                     34,303        33,979
            Increase in accounts payable and
             accrued expenses                            146,275        99,268
            Decrease in refundable tenant deposits        (4,358)       (2,379)
            Increase in deferred expense                  (5,300)      (49,627)

                 Total Adjustments                       590,698       527,523
                                                       ---------     ---------

                 Net cash provided by operating
                  activities                             459,362       481,322
                                                       ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Additions to investment property                  (459,034)     (121,081)
      Additions using Capital Reserve Escrow            (201,697)            0
                                                       ---------     ---------

                 Net cash used in investing
                  activities                            (660,731)     (121,081)
                                                       ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Payments on mortgage notes payable                  (8,833)      (80,050)
      Funding on mortgage notes payable                  376,216             0
                                                       ---------     ---------

                  Net cash from financing
                   activities                            367,383       (80,050)
                                                       ---------     ---------

NET INCREASE IN CASH                                     166,014       280,191

CASH, Beginning of period                                211,840       275,823
                                                       ---------     ---------

CASH, End of period                                    $ 377,854     $ 556,014
                                                       =========     =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
INFORMATION - Cash paid during the
  period for interest                                  $ 895,335     $ 853,362
                                                       =========     =========


                 SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                    NOONEY REAL PROPERTY INVESTORS-FOUR, L.P.

                             (A LIMITED PARTNERSHIP)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

              THREE AND NINE MONTHS ENDED AUGUST 31, 1997 AND 1996

NOTE A:

Refer to the Registrant's financial statements for the year ended November 30, 1996, which are contained in the Registrant's Annual Report on Form 10-K, for a description of the accounting policies which have been continued without change. Also, refer to the footnotes to those statements for additional details of the Registrant's financial condition. The details in those notes have not changed except as a result of normal transactions in the interim or as noted below.

NOTE B:

The financial statements include only those assets, liabilities, and results of operations of the partners which relate to the business of Nooney Real Property Investors-Four, L.P. The statements do not include assets, liabilities, revenues or expenses attributable to the partners' individual activities. No provision has been made for federal and state income taxes since these taxes are the responsibility of the partners. In the opinion of the general partners, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at August 31, 1997 and for all periods presented have been made.

NOTE C:

The Registrant's properties are managed by Nooney Krombach Company, a wholly-owned subsidiary of Nooney Company. Certain individual general partners and a corporate general partner of the Registrant are officers and directors of Nooney Company. Nooney Four Capital Corp., a general partner, is a 75% owned subsidiary of Nooney Company.

NOTE D:

The loss per limited partnership unit for the three and nine months ended August 31, 1997 and August 31, 1996 was computed based on 13,529 units, the number of units outstanding during the periods.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

It should be noted that this 10-Q contains forward-looking information (as defined in the Private Securities Litigation Reform Act of 1995) that involves risk and uncertainty, including trends in the real estate investment market, projected leasing and sales, and the future prospects for Registrant. Actual results could differ materially from those contemplated by such statements.

Liquidity and Capital Resources

Cash on hand as of August 31, 1997 is $377,854, an increase of $166,014 from year ended November 30, 1996. The increase in cash can be attributable to improved operations at Woodhollow Apartments which have increased cash flow and from a higher balance in the Woodhollow real estate tax escrow account due to timing. Taxes are paid towards year end and the escrow account builds up cash throughout the year so that adequate funds are on hand to pay the taxes. The Registrant continues its capital renovation program at Woodhollow Apartments, depositing excess cash flow each month into the established capital reserve account to fund the new siding, parking lot upgrades and common area renovations. During the third quarter the Registrant drew from the capital reserve escrow account approximately $128,000. The Registrant anticipates drawing an additional $127,000 during the fourth quarter. The remaining capital expenditures by property are as follows:

                                 Leasing    Operating    Other
                                 Capital     Capital    Capital       Total
                                 -------    -------     -------       -----

     Cobblestone Court              -0-          -0-         -0-         -0-
     Woodhollow Apartments          -0-      $13,638     $34,790     $48,428
                                    ---      -------     -------     -------
                                    -0-      $13,638     $34,790     $48,428
                                    ===      =======     =======     =======

At Woodhollow Apartments, operating capital is necessary in the fourth quarter of 1997 for appliances and carpet and vinyl replacement. During the last quarter of 1997 the Registrant anticipates spending $34,790 on signage, air conditioning units and balcony work. Due to the pending sale, capital expenditures for Cobblestone Court have not been projected.

As previously indicated, the Registrant decided to list Cobblestone Court Shopping Center to handle leasing of the property and then the ultimate sale of the property during 1997. The approach taken has been to find a new mini-anchor for the East end of the Mall. Once a new mini-anchor has been identified, the intent is to put the property on the market for sale with this tenant in place. The Registrant believes this strategy will bring the maximum dollars upon a sale. To date, no mini-anchor has been located although there are several prospective tenants which the brokerage firm has contacted. It is anticipated that it will take until the end of 1997 to identify and negotiate a lease with such a mini-tenant. The Registrant's goal is then to sell the property during the first or second quarter of 1998.

The holder of the first and second mortgage debt on Cobblestone Court and the second mortgage debt on Woodhollow Apartments extended these loans through October 31, 1997. The Registrant anticipates the lender will extend the loan. The interest rate on Cobblestone Court's first mortgage, second mortgage, and the additional borrowing on Woodhollow's second mortgage are at an interest rate calculated at LIBOR plus 2.75%. As of August 31, 1997, the rate was 8.5%. The interest rate on the original Woodhollow second mortgage is at 9.5%. The balance of the second mortgages was increased to pay for the roof replacement at Cobblestone Court. As of August 31, 1997, the balance of the first mortgage debt on Cobblestone Court was $2,603,049. As of August 31, 1997, the balance on the

Cobblestone Court second mortgage was $1,438,039 and the balance on the second mortgage at Woodhollow Apartments was $578,817. The Registrant's properties are cross-collateralized and both properties secure the debt with this lender. The first mortgage on Woodhollow Apartments had a balance of $8,276,962 as of August 31, 1997, with an interest rate of 9.125%. This loan matures in July 2001. Principal payments will commence on this loan starting in September 1997. The first three years of this loan were interest only.

The long term liquidity of the Registrant is dependent on its ability to fund future capital expenditures and mortgage payments, maintain high occupancy and negotiate with lenders the renewal and/or refinancing of Cobblestone Court's mortgage debt. Until such time as real estate market conditions recover and a profitable sale of the Registrant's properties is feasible, the Registrant will continue to manage the property to achieve its investment objectives.

The results of operations for the Registrant's properties for the quarters ended August 31, 1997 and 1996 are detailed in the schedule below. Revenues and expenses of the Registrant are excluded.

                                     Woodhollow Apartments     Cobblestone Court
                                     ---------------------     -----------------
                     1997
                     ----
             Revenues                       $606,905              $241,433
             Expenses                        628,365               270,566
                                            --------              --------
             Net Loss                       $(21,460)             $(29,133)
                                            ========              ========

                     1996
                     ----
             Revenues                       $595,002              $251,827
             Expenses                        604,465               247,775
                                            --------              --------
             Net (Loss) Income              $ (9,463)             $  4,052
                                            ========              ========

At Woodhollow Apartments, the operating results for the third quarter ended August 31, 1997, declined from the third quarter ended August 31, 1996. Revenues increased, however, due to an increase in rents and occupancy at Woodhollow Apartments. The multi-family market in the West St. Louis County area continues to improve, putting upward pressure on rental rates. Offsetting the increase in revenues is an increase in expenses of $23,900 when compared to the quarter ending results of the prior year. Operating expenses increased in advertising ($2,179), cleaning ($3,579), extermination ($3,176), professional services ($6,818), building repairs and maintenance ($10,424), and swimming pool expenses ($2,910), offset by decreases in insurance ($4,471), cleaning turnover ($2,526), and telephone expenses ($3,190). In addition, depreciation increased $10,789 over the prior year due to the increase in capital assets added to the buildings for the capital renovation program.

Cobblestone Court net income (loss) for the quarters ended August 31, 1997 and 1996 was ($29,133) and $4,052, respectively. The decrease in net income is attributable to decreases in revenue and an increase in expenses. Revenues decreased approximately $10,000 when comparing the third quarter of 1997 to the third quarter of 1996. The decrease in revenues is attributable to a decrease in occupancy. Expenses increased $22,791 for the third quarter of 1997 as compared to the third quarter of 1996. The increase in expenses is attributable to an increase in cleaning expense ($5,574), parking lot ($2,726), real estate taxes ($17,279), and professional services other ($9,103). These increases in expense were offset by a decrease in amortization expense of $15,073.

The occupancy levels at the Registrant's properties during the third quarter decreased at both Cobblestone Court and Woodhollow Apartments. The occupancy levels at August 31, 1997, 1996 and 1995 are as follows:

                                           Occupancy levels as of August 31,
             Property                   1997            1996              1995
             --------                   ----            ----              ----

Cobblestone Court Shopping Center        69%             84%               96%
Woodhollow Apartments                    96%             98%               92%

At Cobblestone Court the Registrant renewed one tenant occupying 7,984 square feet and one tenant vacated its space who occupied 4,773 square feet. The Registrant has reviewed the valuation of the property and does not believe that Cobblestone Court needs to incur additional write-downs. An appraisal was performed by an independent appraisal firm in January 1997. The appraised value of the center, $4,950,000, is higher than the book value of the property as of November 30, 1996 and August 31, 1997. While vacancy has increased since the appraisal was performed, upon review of the underlying assumptions of the appraisal, the Registrant does not believe that the drop in occupancy would result in a drop in the value of the property below book value. The property has one major tenant that occupies approximately 26% of the center with a lease that expires in December 2000.

At Woodhollow Apartments the occupancy decreased 2% when comparing August 31, 1997 to August 31, 1996. The decrease in occupancy level is offset by an overall increase in the rental rates of the property. The Registrant anticipates the property will continue to operate with a high occupancy rate for the balance of 1997.


1997 Comparisons

As of August 31, 1997, the Registrant's consolidated revenues for the quarter ended are $849,036 and for the nine month period ended August 31, 1997, they are $2,545,827. Revenues for the corresponding periods in 1996 were $847,174 and $2,567,063. Revenues decreased $1,862 for the quarter ended August 31, 1997 and decreased $21,236 for the nine month period ended August 31, 1997, when compared to the corresponding periods of the prior year. The decrease in revenues can be attributable to the decrease in occupancy at Cobblestone Court Shopping Center.

Consolidated expenses for the quarter ended August 31, 1997 and August 31, 1996 were $898,992 and $861,555, respectively, indicating an increase of $37,437 for the quarter ended August 31, 1997, when compared to the prior year. For the quarter, expenses increased in real estate taxes, cleaning expenses, professional fees and renovation expenses. For the nine month period ended August 31, 1997 and August 31, 1996, consolidated expenses were $2,677,163 and $2,613,264, indicating an increase of $63,899, when compared to the prior year. Expenses that did increase were real estate taxes, cleaning expenses, professional fees and renovation expenses offset by decreases in repairs and maintenance and depreciation and amortization.

1996 Comparisons

As of August 31, 1996, the Registrant's consolidated revenues for the quarter ended are $847,174 and $2,567,063 for the nine month period ended. Revenues increased $28,684 and $85,489 for the quarter ended and nine month period ended August 31, 1996 when compared to the same operating results for the period ended August 31, 1995.

On a consolidated basis when comparing revenues for the three month and nine month periods ended August 31,1996 to 1995 revenues increased 3.5% and 3.4%, respectively. The increase in revenues can be attributed to Woodhollow Apartments where the Registrant had an increase in revenues of $49,712 and $163,982 when comparing the quarter ended and nine month periods ended August 31, 1996 to 1995. The increase in revenues were offset by decreases at Cobblestone Court for both the quarter ended and nine month periods ended August 31, 1996 of $20,507 and $82,489, respectively. The increase in revenues, as previously stated, at Woodhollow Apartments is a result of an improving multi-family market in the west St. Louis County area. The operating results at Cobblestone Court over the three month and nine month periods ended August 31, 1996 when compared to 1995 can be attributed to a decrease in rental income from a decline in average occupancy. Along with the decline in rental income were decreases in expense pass through income resulting from tenant occupancy changes. Tax participation income increased at Cobblestone Court due to an increase in real estate taxes.

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

For the nine period ended August 31, 1996 compared to the same period ended August 31, 1995 consolidated expenses decreased $37,387 or 1.4%. Contributing to the decrease were decreases in depreciation and real estate taxes offset by increases in other operating expenses. The decreases in depreciation were caused by the factors previously discussed when analyzing the quarterly results. The decrease in real estate taxes relates to a reduction in Woodhollow Apartment's assessment resulting from a change in the law in the State of Missouri. The increase in other operating expenses can be attributed to increases in furniture rental ($32,924), repairs and maintenance ($27,617), snow removal ($23,927), cleaning ($14,861), insurance ($9,711), swimming pool costs ($8,565), and vacancy expense ($6,190). Offsetting the increases in the aforementioned expenses categories was a decrease in parking lot expenditures ($14,517).


Inflation

The effects of inflation did not have a material impact upon the Registrant's operation in fiscal 1996 and are not expected to materially affect the Registrant's operations in 1997.

PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

             (a) Exhibits

                  See Exhibit Index

             (b) Reports on Form 8-K

                 On June 23, 1997, the Registrant filed a report on Form 8-K which reported an Item 5, Other Events.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:    October 15, 1997             NOONEY REAL PROPERTY INVESTORS-FOUR, L.P.
      ------------------------------

                                       By:   /S/ Gregory J. Nooney, Jr.
                                             -----------------------------------
                                       Gregory J. Nooney, Jr.
                                            General Partner


                                       PAN, INC.

                                       By:   /S/ Patricia A. Nooney
                                             -----------------------------------
                                       Patricia A. Nooney
                                            President


                                       NOONEY CAPITAL CORPORATION

                                       By:   /S/   Gregory J. Nooney, Jr.
                                             -----------------------------------
                                       Gregory J. Nooney, Jr.
                                            Chairman

                                       By:   /S/   Patricia A. Nooney
                                             -----------------------------------
                                       Patricia A. Nooney
                                           Senior Vice President and Secretary


                                       BEING A MAJORITY OF DIRECTORS

                                  EXHIBIT INDEX


Exhibit Number                Description
--------------                -----------

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