Form 10-K405
period 1997-11-30
NOONEY REAL PROPERTY INVESTORS FOUR L P
filed 1998-02-27
CIK 700720

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------

                                    FORM 10-K
(Mark One)
_X_ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 [FEE REQUIRED]

For the fiscal year ended             November 30, 1997
                          ------------------------------------------------------

                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                     to
                               -------------------     -------------------------


                       Commission file number   0-11023
                                              -----------

                    NOONEY REAL PROPERTY INVESTORS-FOUR, L.P
--------------------------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

         Missouri                                                43-1250566
-------------------------------                           ----------------------
(State or other jurisdiction of                           (I.R.S. Employer)
incorporation or organization)                            Identification No.)

500 North Broadway, St. Louis, Missouri                   63102
---------------------------------------                   ----------------------
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code     (314) 206-4600
                                                   -----------------------------

--------------------------------------------------------------------------------

Securities registered pursuant to Section 12(b) of the Act:

         Title of each class         Name of each exchange on which registered
         -------------------         -------------------------------------------

                None                             Not Applicable
---------------------------------      -----------------------------------------


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


                               Page 1 of 32 Pages
                        Exhibit Index located on Page 18

_X_     Indicate by check mark if disclosure of  delinquent  filers  pursuant to
        Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.


As of February 1, 1998, the aggregate market value of the Registrant's units of limited partnership interest (which constitute voting securities under certain circumstances) held by non-affiliates of the Registrant was $13,529,000. (The aggregate market value was computed on the basis of the initial selling price of $1,000 per unit of limited partnership interest, using the number of units not beneficially owned on February 1, 1998 by the General Partners or holders of 10% or more of the Registrant's limited partnership interests. The initial selling price of $1,000 per unit is not the current market value. Accurate pricing information is not available because the value of the units of limited partnership interests is not determinable since no active secondary market exists. The characterization of such General Partners and 10% holders as affiliates is for the purpose of this computation only and should not be construed as an admission for any purpose that any such persons are, or other persons not so characterized are not, in fact, affiliates of the Registrant).

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

The real estate investment market began to improve in 1994 and has continued this improvement through 1997 and is expected to further continue improving over the next several years. Management believes this trend should increase the value of Woodhollow in the future. The sale value of Cobblestone Court will be dependent on the Registrant's ability to re-lease its vacant spaces as discussed later. The Registrant is intended to be self-liquidating and proceeds, if any, from the sale or refinancing of the Registrant's real property investments will not be invested in new properties but will be distributed to the Partners or, at the discretion of the General Partners, applied to capital improvements to, or the payment of indebtedness with respect to, existing properties, the payment of other expenses or the establishment of reserves. (See Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations.)

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

The  Registrant  has  no  employees.   Property   management  services  for  the
Registrant's investment properties are provided by Nooney, Inc. an affiliate of the General Partners.

ITEM 2:        PROPERTIES

On February 16, l982, the Registrant purchased the Cobblestone Court Shopping Center ("Cobblestone"), located at 14150 Nicollet Avenue South in Burnsville, Minnesota, a suburb of Minneapolis. Cobblestone, which contains approximately 98,000 net rentable square feet, was constructed in l980 of brick and concrete with a wood facade covering a portion of an enclosed pedestrian walkway.
Cobblestone is located on an 11 acre site which provides paved parking for 605 cars. The purchase price of Cobblestone was $5,882,318. Cobblestone was 69% leased by 14 tenants at year end.

On July 28, l982, the Registrant purchased the Woodhollow Apartments ("Woodhollow"), a 402-unit garden apartment complex located on Dorsett Road in west St. Louis County, Missouri. The complex, which was constructed in phases in l971 and l972, consists of 17 buildings containing one, two and three bedroom apartments. The complex is located on a 26 acre site which provides paved parking for 707 cars. The purchase price of Woodhollow was $12,665,147. Woodhollow was 92% occupied at year end.

Reference is made to Note 3 to Notes to Financial  Statements  filed herewith as
Exhibit 99.3 in response to Item 8 for a description of the mortgage indebtedness secured by the Registrant's real property investments.

The following table sets forth certain information as of November 30, 1997, relating to the properties owned by the Registrant.

                                                  AVERAGE
                                                  ANNUALIZED
                                                  EFFECTIVE
                                  TOTAL           BASE RENT                   PRINCIPAL TENANTS
                     SQUARE       ANNUALIZED      PER SQUARE     PERCENT      OVER 10% OF PROPERTY        LEASE
PROPERTY             FEET         BASE RENT       FOOT           LEASED       BASE RENT  REVENUES (%)     EXPIRATION
--------             ------       ----------      ----------     -------      -----------------------     ----------

Cobblestone          97,718       $  549,000          $8.13        69%         T.J. Maxx (23%)               2001
                                                                               Old Country Buffet (16%)      2000

Woodhollow           402 Units    $2,174,220      $5,409/unit      92%         None


ITEM 3:        LEGAL PROCEEDINGS

The Registrant is not a party to any material pending legal proceedings.


ITEM 4:        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 1997.



                                     PART II

ITEM 5:        MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS

As of February 1, 1998, there were 1,250 record holders of Interests in the Registrant. There is no public market for the Interests, and it is not anticipated that a public market will develop.

There were no cash distributions paid to the Limited Partners during fiscal 1996 or fiscal 1997.

ITEM 6:  SELECTED FINANCIAL DATA

                                                                                 Year Ended November 30,
                                                     -------------------------------------------------------------------------------
                                                           1997            1996           1995            1994            1993
                                                                     (Not covered by independent auditors' report)
Rental and other income                                $ 3,406,566    $ 3,505,163     $ 3,391,439     $ 3,281,516     $ 3,345,802

Net loss
                                                          (193,748)       (18,733)       (151,835)       (405,172)       (324,856)
Data per limited partnership unit - net loss
                                                            (14.07)         (1.36)         (11.03)         (29.43)         (23.60)
Weighted average limited partnership units
outstanding                                                 13,529         13,529          13,529          13,529          13,529

At year-end:

  Total assets
                                                        11,628,080     11,211,633      11,322,989      11,789,994      12,303,761
  Investment property - net
                                                        11,110,241     10,678,208      10,705,962      11,170,661      11,750,886
  Mortgage notes payable
                                                        12,871,393     12,529,484      12,628,720      12,721,302      12,850,500
  Partners' deficiency in assets
                                                        (1,687,945)    (1,494,197)     (1,475,464)     (1,323,629)       (918,457)

See Item 7:  Management's Discussion and Analysis for discussion of comparability of items.


                                                               -6-

ITEM 7:        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Cash reserves as of November 30, 1997 are $327,910, an increase of $116,070 from the year ended November 30, 1996. The increase in cash from year to year is due to higher balances in the real estate tax escrow accounts. The real estate taxes for Woodhollow are due in December of each year. In 1996 the taxes were paid early due to resolution of a real estate tax appeal. Cobblestone's taxes are due in May and October each year. Cobblestone did not have adequate funds in its real estate tax escrow to pay the taxes due October 15, 1997, ($152,649). These taxes remain delinquent to date and penalties and interest continue to accrue. The real estate tax escrow account for Cobblestone had a balance of $105,227 as of November 30, 1997. The anticipated capital expenditures during 1998 are:

                           Leasing    Operating       Other
                           Capital     Capital       Capital          Total
                           -------     -------       -------          -----
    Woodhollow             $     0     $64,220       $44,369        $108,589
    Cobblestone                  0           0             0               0
                           -------------------------------------------------
                           $     0     $64,220       $44,369        $108,589

At Woodhollow, operating capital will be spent for carpet and vinyl replacement, hot water heaters, refrigerators, and other appliances. In 1998, the Registrant anticipates spending $270,000 from the capital reserve escrow for Phase III of the renovation program. The other capital expenditures will be for new heating and air conditioning units and new signage on the property. No capital expenditures have been forecasted at Cobblestone as no new anchor has been identified for the East end of the Mall at this time.

During 1994, the Registrant negotiated with the first mortgage lender on Woodhollow an extension of the maturity of its note which matured August 1, 1994. Under the modification, the note was extended for an additional seven years reducing the interest rate from 10-3/8% to 9-1/8%. During the first three years, the payments were interest only. Commencing September 1, 1997, the Registrant pays principal based on a 15-year amortization schedule. The balance of the loan as of November 30, 1997, was $8,255,105.In connection with the refinancing, the Registrant was required to establish a capital reserve escrow account to fund certain deferred capital improvements including new siding, parking lot upgrades and common area renovations estimated to cost approximately $900,000. Since the capital renovation program was begun, the costs to complete the scope of work have increased due to faster deterioration of building exteriors not yet completed. The program will also take four, not three years to complete as funds can only be spent as they accumulate in the reserve account. In 1996, Phase I of the capital renovation program was completed and $283,000 of the capital reserve escrow was spent. In 1997, Phase II was completed and $387,000 of the capital reserve escrow was spent.

In December 1996 the Registrant entered into a new first mortgage on Cobblestone which called for interest only payments at a rate of LIBOR plus 2.75%. The note was originally due in May 1997 and had been extended several times by the lender. The note was due February 1, 1998. The balance of the loan as of November 30, 1997, was $2,602,432. The holder of the second mortgage on Cobblestone and a second mortgage on Woodhollow also extended these notes until October 31, 1998. The note secured by Cobblestone is at an interest rate of LIBOR plus 2.75% and requires interest only payments. At November 30, 1997, the balance of the second mortgage on Cobblestone was $1,689,571. The note secured by Woodhollow is at 1% over the bank's prime rate and also requires monthly principal payments of $1,000 per month. The balance of the second mortgage on Woodhollow was $199,601 at November 30, 1997. During 1997 the lender advanced additional funds on the Cobblestone second mortgage note to pay for the re-roofing of Cobblestone. This advance is secured by both properties and due October 31, 1998. At the time the roofing commenced, the new advance was changed to be at a rate of LIBOR plus 2.75%. The balance of this advance was $124,684.

The future liquidity of the Registrant is dependent on its ability to fund future capital expenditures and mortgage payments from operations and cash reserves, maintain occupancy and negotiate with lenders the refinancing of mortgage debt as it matures, and the sale of Cobblestone at a price sufficient to cover required obligations. As stated earlier, the Registrant is delinquent in the payment of real estate taxes due October 1997 for Cobblestone. At this time, the Registrant is unable to determine when it will have sufficient cash available to bring the taxes current. The Registrant believes the real estate taxes will not be paid until the center is sold and cash proceeds from the sale are available to pay all real estate taxes and penalties due. The Registrant will continue to manage the properties to achieve its investment objectives.

Results of Operations

The results of operations for the Registrant's properties for the year ended November 30, 1997, 1996 and 1995 are detailed in the schedule below. The information contained in the schedule are the results of operations for each property. Expenses of the Registrant are excluded.


                           Woodhollow          Cobblestone
                           ----------          -----------
        1997
        ----
Revenues                   $ 2,375,142         $ 1,036,061
Expenses                     2,446,486           1,156,046
                           -------------------------------

Net  (Loss)                $  (70,344)         $  (119,985)
                           ================================

        1996
        ----
Revenues                   $ 2,368,763         $ 1,125,543
Expenses                     2,397,699           1,043,807
                           -------------------------------

Net Income (Loss)          $   (28,936)        $    81,736
                           ===============================

        1995
        ----
Revenues                   $ 2,161,325         $ 1,230,146
Expenses                     2,307,419           1,179,866
                           -------------------------------

Net Income (Loss)          $ (146,094)         $    50,280
                           ===============================

1997 Property Comparisons

Cobblestone revenue declined $89,482 from 1996 to 1997, due to a decrease in base rental revenue ($41,148), real estate tax reimbursement ($30,589), percentage rent income ($5,503), and an increase in bad debt expense ($30,745). The revenues decreased due to the decrease in occupancy from 1997 to 1996. Expenses at Cobblestone increased $105,752 when comparing 1997 to 1996. Expenses increased primarily in the categories of cleaning ($19,175), snow removal ($19,028), real estate tax expense ($37,195), other professional services ($81,222), partially offset by a decrease in amortization expense ($55,269). The Registrant continues to work with a local brokerage firm to find an anchor tenant for the East end of the Mall. When the anchor tenant is located, the Mall will be put on the market for sale with the new lease in place. During 1997 the Registrant re-roofed the entire center to make it more saleable.

Operating results at Woodhollow were relatively steady. Revenue increased slightly when comparing 1997 to 1996. Operating expenses increased $47,787 when comparing the two years, mainly due to an increase in depreciation ($38,663) due to the numerous capital additions as part of the renovation program.

The occupancy levels at the Registrant's properties as of November 30 were:

                                          Occupancy rates at November 30
                                          1997          1996         1995
                                          -------------------------------
        Woodhollow                         92%           95%          93%
        Cobblestone                        69%           84%          92%

At Woodhollow, occupancy decreased during the fourth quarter of 1997 to 92%. The Registrant believes that the overall occupancy of the apartments will rebound once spring arrives and the demand for rental apartments improves.

Occupancy at Cobblestone decreased from 84% at the beginning of the year to 69% at the end of the year. During the year, one tenant renewed its space for 7,984 square feet and two tenants vacated who occupied 14,773 square feet. No new tenants were signed during the year. The main focus has been on finding a new anchor tenant for the East end of the Mall which was not accomplished during 1997. The brokerage firm is working several prospects and anticipate identifying a potential user during the first half of 1998. The center has one major tenant who occupies approximately 26% of the available space under a lease which expires in January 2001. A second major tenant occupies approximately 7-1/2% of the available space under a lease which expires April 2000.

Year 2000 issues

The Registrant believes that the impact of the year 2000 will not be of a major concern on any future results. The management company employed by the Registrant utilizes various computer software packages as tools in running its accounting operations. The Registrant's properties are maintained on software provided by a third party. The management company has received information from that company indicating that the main software program has all its core products already compatible with 2000 dates and that these have been proven in the field for over five years. A few of the add on products that are not critical to the management company's business are in process of being updated and the third party vendor anticipates compliance by the end of 1998.

1997 Comparisons

For the year ended November 30, 1997, the Registrant's consolidated revenues are $3,441,424 compared to $3,512,832 for the year ended November 30, 1996. This decrease in revenues is $71,408 or 2% and can be attributable to the decrease in revenues at Cobblestone due to the decrease in occupancy as previously discussed.

The Registrant's consolidated expenses for the year ended November 30, 1997 and 1996 were $3,635,172 and $3,531,565 respectively. The increase in expenses is $103,607 or 2.9% which can be mainly attributable to an increase in other operating expenses ($128,120), partially offset by a decrease in repairs and maintenance ($13,628) and a decrease in depreciation and amortization ($16,464).

The decrease in consolidated revenues combined with the increase in consolidated expenses produced the Registrant's net loss of $193,748 for the year ended November 30, 1997 versus net loss of $18,733 for the year ended November 30, 1996. The net loss per limited partnership unit dropped to $14.07 in 1997 compared to a loss of $1.36 in 1996. Cash flow provided by operating activities was $672,300 in 1997 compared to $443,959 in 1996. The increase is mainly attributable to the non-payment of real estate taxes on Cobblestone as discussed previously. Operating cash flow along with the capital reserve escrow for Woodhollow and additional borrowings of $376,216 enabled the Registrant to fund capital expenditures of $898,139.

1996 Comparisons

For the year ended November 30, 1996, the Registrant's consolidated revenues were $3,512,832 compared to $3,395,026 for the year-ended November 30, 1995. This increase in revenues was $117,806 or 3.5%. The increase in revenues is attributable to Woodhollow where increases were $207,438 versus a decrease in revenue at Cobblestone of $104,603. Woodhollow's revenues increased due to the strengthening market and the Registrant's ability to increase rental rates throughout the year.

The Registrant's consolidated expenses for the year-ended November 30, 1996 and 1995 were $3,531,565 and $3,546,861 respectively. The decrease in expenses from 1995 to 1996 was $15,296 or less than 1% and was attributable to a decrease in depreciation and amortization expense of $151,820 and offset by an increase in other operating expenses of $131,147. The decrease in depreciation expense is attributable to Cobblestone. Since the property has been held for sale during all of 1996, no depreciation was taken. Other operating expenses increased mainly at Woodhollow for expenses in cleaning, repairs and maintenance, administrative and corporate units. The increase in consolidated revenue combined with the relatively flat consolidated expenses produced the Registrant's net loss of $18,733 for the year-ended November 30, 1996 versus a net loss of $151,835 for the year-ended November 30, 1995. The net loss per limited partnership unit improved to $1.36 in 1996 compared to a loss of $11.03 in 1995. Cash flow provided by operating activities was $443,959 in 1996 compared  to  $158,363  in 1995.  Operating  cash flow,  along with the  capital reserve escrows for Woodhollow enabled the Registrant to fund capital expenditures of $408,706 and reduce the balances of notes payable by $99,236 during 1996.


Inflation

The effects of inflation did not have a material impact upon the Registrant's operation in fiscal l997 and are not expected to materially affect the Registrant's operation in l998.

Interest Rates

Interest rates on floating rate debt remained constant in 1996 and went down in 1997. Future increases in the prime interest rate can adversely affect the operations of the Registrant.

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


ITEM 9:        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE

None


                                    PART III


ITEM 10:       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The General Partners of the Registrant responsible for all aspects of the Registrant's operations are Gregory J. Nooney, Jr., age 67, and Nooney Capital Corp., a Missouri corporation. Gregory J. Nooney, Jr. is a senior officer of Nooney Company, the sponsor of the Registrant.

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

Nooney Capital Corp. was formed in February 1982 for the purpose of being a general and/or limited partner in the Registrant and other limited partnerships. Gregory J. Nooney, Jr. and Patricia A. Nooney are directors of Nooney Capital Corp.

Gregory J. Nooney, Jr. and John J. Nooney are brothers. Gregory J. Nooney, Jr. and the estae of Faith L. Nooney (the deceased wife of John J. Nooney) are stockholders of Nooney Company, with Gregory J. Nooney, Jr. controlling all voting stock of Nooney Company.

PAN, Inc.  became a General  Partner during 1997 and is wholly-owned by Patricia
A. Nooney, the daughter of Gregory J. Nooney, Jr.

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

On October 31, 1997, Nooney Company sold its wholly-owned subsidiary, Nooney Capital Corp., the corporate general partner of the Partnership to S-P Properties, Inc., a California corporation, which in turn is a wholly-owned subsidiary of CGS Real Estate Company, Inc., a Texas corporation. Simultaneously, Gregory J. Nooney, Jr., an individual general partner and PAN, Inc., a corporate general partner, sold their economic interests to S-P Properties, Inc. and resigned as general partners.

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

During fiscal l997 there were no cash distributions paid to the General Partners by the Registrant.

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

Nooney Krombach Company, the manager of the Registrant's properties, is a wholly-owned subsidiary of Nooney Company. Nooney Krombach Company is entitled to receive monthly compensation from the Registrant for property management and leasing services, plus administrative expenses. During fiscal 1997 the Registrant paid property management fees of $166,624 to Nooney Krombach Company and $36,667 as reimbursement for indirect expenses incurred in connection with management of the Registrant. On October 31, 1997, CGS Real Estate Company purchased the real estate management business of Nooney Krombach Company and formed Nooney, Inc. to perform the management of the Registrant. The Registrant paid Nooney, Inc. $14,296 in property management fees in 1997 and $3,333 as reimbursement for indirect expenses incurred in connection with the management of the Registrant.

See Item 11 above for a discussion of cash distributions paid to the General Partners during fiscal l997.

(b)  Certain Business Relationships.

The relationship of certain of the General Partners to certain of their affiliates is set forth in Item 13(a) above. Also see Item 13(a) above for a discussion of amounts paid by the Registrant to the General Partners or their affiliates during fiscal 1997.

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

        (2) Financial Statement Schedules (filed herewith as Exhibit 99.3):

               Schedule - Reconciliation of partners' equity (deficiency in assets) Schedule III - Real estate and accumulated depreciation

               All other schedules are omitted because they are inapplicable or not required under the instructions.

        (3) Exhibits:

               See Exhibit Index on Page 18.

(b)     Reports on Form 8-K

        On November 14, 1997, the Registrant filed a report on Form 8-K which reported an Item 1, Changes in Control of Registrant.

(c)     Exhibits:

        See Exhibit Index on Page 18.

(d)     Not Applicable

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) under the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       NOONEY REAL PROPERTY INVESTORS-FOUR, L.P.


Date:      February 27, 1998             /s/ Gregory J. Nooney, Jr.
      -----------------------------      --------------------------------
                                         Gregory J. Nooney, Jr.
                                         General Partner


                                         PAN, Inc.
                                         General Partner



Date:      February 27, 1998             By: /s/ Patricia A. Nooney
      -----------------------------      --------------------------------
                                           Patricia A. Nooney
                                           President and Secretary



                                         Nooney Capital Corp.
                                         General Partner


Date:      February 27, 1998             By: /s/ Gregory J. Nooney, Jr.
      -----------------------------      --------------------------------
                                           Gregory J. Nooney, Jr.
                                           Chairman of the Board and
                                           Chief Executive Officer



                                         By: /s/ Patricia A. Nooney
                                         --------------------------------
                                           Patricia A. Nooney
                                           Senior Vice President and
                                           Secretary

                                       EXHIBIT INDEX


Exhibit                                                                                 Page
Number                                         Description                             Number
-------                                        -----------                             ------

3.1       Amended and Restated Agreement and Certificate of Limited                      N/A
          Partnership dated April 7, 1982, is incorporated by
          reference to the Prospectus contained in the Registration
          Statement on Form S-11 under the Securities Act of 1933
          (File No. 2-76046).

10        Management Contract between Nooney Real Property Investors-                    N/A
          Four, L.P. and Nooney Company is incorporated by reference to
          Exhibit  10 to the  Registration  Statement  on Form  S-11  under  the
          Securities Act of 1933 (File No. 2-76046). The Management Contract was
          assigned by Nooney  Krombach  Company,  a  wholly-owned  subsidiary of
          Nooney  Company,  on October 31, 1997, to Nooney,  Inc. a wholly-owned subsidiary of CGS Real Estate  Company,  Inc., and is identical in all material respects to the management contract referred to above.

99.1      List of Directorships filed in response to Item 10.                             19

99.2      Pages 9-11, 26-28 and A-16 - A-19 to the Prospectus                            N/A
          of the Registrant dated April 8, 1982, as supplemented
          and filed pursuant to Rule 424(c) of the Securities Act of 1933 are incorporated by reference.

99.3      Financial Statements and Schedules.                                          20-32


                                           -18-