Form 10-Q
period 1998-02-28
NOONEY REAL PROPERTY INVESTORS FOUR L P
filed 1998-04-14
CIK 700720

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------

                                    FORM 10-Q

(Mark One)
 _X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the quarter period ended          February 28, 1998
                              --------------------------------------------------

                                       OR

 ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from _______________________To________________________

                        Commission file number    0-11023
                                               -------------


                   NOONEY REAL PROPERTY INVESTORS-FOUR, L.P.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


              Missouri                                           43-1250566
----------------------------------                         ---------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


500 N. Broadway, Suite 1200, St. Louis, Missouri                    63102
------------------------------------------------           ---------------------
(Address of principal executive offices)                         (Zip Code)


Registrant's telephone number, including area code     (314) 206-4600
                                                   -----------------------------

             7701 Forsyth Boulevard, Suite 700, St. Louis, MO 63105
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---    ---

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDING DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes     No
                         ---    ---

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                                       -1-

PART I
ITEM 1 - FINANCIAL STATEMENTS:


                    NOONEY REAL PROPERTY INVESTORS-FOUR, L.P.

                             (A LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                                                  February 28,      November 30,
                                                      1998              1997
                                                   (Unaudited)
                                                  ------------      ------------
ASSETS:
     Cash                                         $   418,071       $   327,910
     Accounts receivable                              129,331           111,353
     Prepaid expenses and deposits                     16,746            27,772
     Investment property, at cost:
         Land                                       1,013,858         1,013,858
         Buildings and improvements                13,861,809        13,841,059
                                                  -----------       -----------
                                                   14,875,667        14,854,917
         Less accumulated depreciation              7,718,369         7,598,733
                                                  -----------       -----------
                                                    7,157,298         7,256,184
Investment property held for sale                   3,853,788         3,854,057

Deferred expenses - At amortized cost                  47,118            50,804
                                                  -----------       -----------
                                                  $11,622,352       $11,628,080
                                                  ===========       ===========

LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
     Accounts payable and accrued expenses        $   151,469       $   108,665
     Accrued real estate taxes                        231,523           255,680
     Mortgage notes payable                        12,846,170        12,871,393
     Refundable tenant deposits                        78,764            80,287
                                                  -----------       -----------
                                                   13,307,926        13,316,025

Partners' Deficit                                  (1,685,574)       (1,687,945)
                                                  -----------      ------------
                                                  $11,622,352       $11,628,080
                                                  ===========       ===========


                 SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                    NOONEY REAL PROPERTY INVESTORS-FOUR, L.P.

                             (A LIMITED PARTNERSHIP)

                 STATEMENTS OF OPERATIONS AND PARTNERS' DEFICIT

                                   (UNAUDITED)

                                                        Three Months Ended
                                                   February 28,    February 28,
                                                       1998            1997
                                                   ------------    ------------
REVENUES:
     Rental and other income                        $   848,303     $   854,048
     Interest                                               434             188
                                                    -----------     -----------
                                                        848,737         854,236
EXPENSES:
     Interest                                           287,568         278,800
     Depreciation and amortization                      123,592         117,344
     Real estate taxes                                  102,271         109,078
     Property management fees paid to
        Nooney, Inc.                                     45,207          45,459
     Reimbursement to Nooney, Inc. for
        partnership management services
        and indirect expenses                            10,000          10,000
     Cleaning                                            14,733           9,364
     Utilities                                           34,775          35,520
     Repairs & Maintenance                               43,634          45,141
     Snow Removal                                        19,869          46,649
     Payroll                                             54,456          56,260
     Professional Fees                                   16,954          52,857
     Insurance                                           21,547          22,336
     Other operating expenses                            71,760          71,337
                                                    -----------     -----------

                                                        846,366         900,145
                                                    -----------     -----------

NET INCOME (LOSS)                                   $     2,371     $   (45,909)
                                                    ===========     ===========

NET INCOME (LOSS) PER LIMITED
 PARTNERSHIP UNIT                                   $       .17     $     (3.33)
                                                    ===========     ===========

PARTNERS' DEFICIT:
     Beginning of Period                            $(1,687,945)    $(1,494,197)
     Net Income (Loss)                                    2,371         (45,909)
                                                    -----------     -----------
     End of Period                                  $(1,685,574)    $(1,540,106)
                                                    ===========     ===========

                 SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                    NOONEY REAL PROPERTY INVESTORS-FOUR, L.P.
                             (A LIMITED PARTNERSHIP)

                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                         Three Months Ended
                                                     February 28,   February 28,
                                                         1998           1997
                                                     -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income (Loss)                                   $   2,371   $ (45,909)
   Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
     Depreciation and amortization                       123,592     117,344

 Changes in assets and liabilities:
     Accounts receivable                                 (17,978)      8,472
     Prepaid expenses and deposits                        11,026      45,355
     Accounts payable and accrued expenses                18,647      40,879
     Refundable tenant deposits                           (1,523)      4,299
     Deferred expenses                                         0      (3,580)
                                                       ---------   ---------

        Total Adjustments                                133,764     204,171
                                                       ---------   ---------

            Net cash provided by operating activities    136,135     158,262
                                                       ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Additions to investment property                      (19,609)    (20,620)
   Additions using Capital Reserve Escrow                 (1,142)     60,808

            Net cash used in investing activities        (20,751)    (81,428)
                                                       ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on mortgage notes payable                    (25,223)     (2,833)
                                                       ---------   ---------

            Net cash used in financing activities        (25,223)     (2,833)
                                                       ---------   ---------

NET INCREASE IN CASH                                      90,161      74,001

CASH, Beginning of period                                327,910     211,840
                                                       ---------   ---------

CASH, End of period                                    $ 418,071   $ 285,841
                                                       =========   =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
INFORMATION-Cash paid during the period for interest   $ 255,562   $ 326,493
                                                       =========   =========





                 SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                    NOONEY REAL PROPERTY INVESTORS-FOUR, L.P.
                             (A LIMITED PARTNERSHIP)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                  THREE MONTHS ENDED FEBRUARY 28, 1998 AND 1997


NOTE A:

Refer to the Registrant's financial statements for the year ended November 30, 1997, which are contained in the Registrant's Annual Report on Form 10-K, for a description of the accounting policies which have been continued without change except as noted below. Also, refer to the footnotes to those statements for additional details of the Registrant's financial condition. The details in those notes have not changed except as a result of normal transactions in the interim or as noted below.

NOTE B:

The financial statements include only those assets, liabilities, and results of operations of the partners which relate to the business of Nooney Real Property Investors-Four, L.P. The statements do not include assets, liabilities, revenues or expenses attributable to the partners' individual activities. No provision has been made for federal and state income taxes since these taxes are the responsibility of the partners. In the opinion of the general partners, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at February 28, 1998 and for all periods presented have been made. The results of operations for the three-month period ended February 28, 1998 are not necessarily indicative of the results which may be expected for the entire year.

NOTE C:

The Registrant's properties are managed by Nooney, Inc., a wholly-owned subsidiary of CGS Real Estate Company. Nooney Capital Corp., a general partner, is a 75% owned subsidiary of S-P Properties, Inc. S-P Properties, Inc. is a wholly-owned subsidiary of CGS Real Estate Company.

NOTE D:

The income (loss) per limited partnership unit for the three months ended February 28, 1998 and 1997 was computed based on 13,529 units, the number of units outstanding during the periods.

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

Liquidity and Capital Resources

Cash on hand as of February 28, 1998 is $418,071, an increase of $90,161 from the year ended November 30, 1997. The increase in cash is attributable to an increase in the real estate tax escrow monies. In October 1997, the real estate taxes for Cobblestone Court were not paid as there was not sufficient cash in the real estate tax escrow. The Registrant continued to deposit money as available into the real estate tax escrow so that the taxes due in October 1997 could be paid when there was sufficient cash. These delinquent taxes and the related penalties and interest were paid in March 1998. The Registrant anticipates capital expenditures for the balance of 1998 as follows:

                               Leasing Capital    Other Capital      Total
                               ---------------    -------------      -----

    Cobblestone Court             $       0         $      0       $      0
    Woodhollow Apartments                 0           42,189         42,189
                                  ---------         --------       --------

                                  $       0         $ 42,189       $ 42,189
                                  =========         ========       ========

At Cobblestone Court, no capital is anticipated. At Woodhollow Apartments, the Other Capital consists of expenditures for new heating and air conditioning units and signage. These are capital items outside of the scope of the capital renovation program which is paid for out of the capital reserve escrow. The next phase of the capital renovations program at Woodhollow Apartments consisting of new siding, parking lot replacement, new tile and hallway carpets will be getting underway in April 1998. Approximately $270,000 is anticipated to be spent on the capital renovation program during 1998.

As discussed in previous reports, Cobblestone Court is listing with a local Minneapolis broker to lease the property by locating one or two new anchors for the east end of the shopping center. After new tenants are found, the goal is to sell the property.

The holder of the first and second mortgage debt on Cobblestone Court and the second mortgages that are cross-collateralized with both Cobblestone Court and Woodhollow Apartments has extended these loans through October 31, 1998. The February 28, 1998 balance of the second mortgage on Cobblestone Court Shopping Center is $1,689,571 and the second mortgage on Woodhollow Apartments is $321,285. The interest rate on the first and one portion of the cross-collateralized second mortgages is LIBOR plus 2.75% and as of February 28, 1998, was 8.53125%. The interest rate on Cobblestone's second mortgage was 8.52344% and the interest rate on the other portion of the cross-collateralized second mortgage was 9.5%. Woodhollow Apartments has a first mortgage due August 1, 2001 with an interest rate of 9.125%.

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

Results of Operations

The results of operations for the Registrant's properties for the quarters ended February 28, 1998 and 1997 are detailed in the schedule below. Expenses of the Registrant are excluded.

                                  Woodhollow Apartments      Cobblestone Court
                                  ---------------------      -----------------
             1998
             ----
         Revenues                        $569,686                 $278,713
         Expenses                         584,305                  262,001
                                         --------                 --------
         Net Income (Loss)               $(14,619)                $ 16,712
                                         ========                 ========

             1997
             ----
         Revenues                        $580,966                 $273,516
         Expenses                         590,487                  305,435
                                         --------                  -------
         Net Loss                        $ (9,521)                $(31,919)
                                         ========                 ========

At Woodhollow Apartments, revenues decreased $11,280 when comparing the first quarter 1998 to the first quarter of 1997, due to a decrease in the amount of collected rents from previous tenants and a decrease in the corporate unit income during 1998. Expenses decreased $6,182 due mainly to a decrease in other professional services offset by an increase in depreciation. Other professional services decreased as the appraisals obtained for the fiscal year 1996 and completed in the first quarter of 1997 were not performed again for fiscal year 1997.

At Cobblestone Court Shopping Center, revenues increased slightly by $5,197 when comparing the quarter ended February 28, 1998, to the quarter ended February 28, 1997. The increase in income is attributable to an increase in common area maintenance reimbursements, real estate tax reimbursements and recovery of bad debt partially offset by a decrease in rental income due to a decrease in occupancy. Expenses decreased $43,434 due to a decrease in snow removal
($21,351) and a decrease in other professional services ($14,280). Other professional services decreased as the appraisals obtained for the fiscal year 1996 and completed in the first quarter of 1997 were not performed again for fiscal year 1997.

The occupancy levels as of February 28, 1998 and 1997 and February 29, 1996 are as follows:

                                   Occupancy levels as of February 28, 1998
                                        and 1997 and February 29, 1996
                                   ----------------------------------------

       Property                     1998             1997             1996
       --------                     ----             ----             ----

       Woodhollow Apartments         93%              91%              96%
       Cobblestone Court             67%              84%              85%

At Woodhollow Apartments the occupancy increased 2% when comparing first quarter of 1998 to first quarter of 1997. The Registrant anticipates that occupancy will return to the 95% plus level during the second quarter and will remain high for the balance of 1998.

During the first quarter of 1998, the occupancy at Cobblestone Court decreased to 67%. Two tenants vacated 2,511 square feet during the quarter. Cobblestone Court has two major tenants which occupy 26% and 7 1/2% of the available space on leases which expire January 2001 and April 2002.

1998 Comparisons

As of February 28, 1998, consolidated revenues were $848,737 and for the three-month period ended February 28, 1997, they were $854,236. This slight decrease in revenues of $5,499 is due to a decrease in rental income mainly at Cobblestone Court due to the lower occupancy. Consolidated expenses for the quarters ended February 28, 1998 and 1997, were $846,366 and $900,145, respectively. Consolidated expenses decreased $53,779 attributable mainly to a decrease in professional fees ($35,903) and snow removal ($26,780) partially offset by an increase in interest expense ($8,768). Professional services decreased as the appraisals obtained for the fiscal year 1996 and completed in the first quarter of 1997 were not performed again for fiscal year 1997.

1997 Comparisons

As of February 28, 1997, the Registrant's consolidated revenues for the quarter ended are $854,236 compared to $850,245 for the same period ended February 29, 1996. Consolidated revenues were relatively stable when comparing one year to the next and the increase of $4,000 is less than 1%. The consolidated expenses for the quarter ended February 28, 1997 are $900,145 compared to $860,516 for the same period ended February 29, 1996. The increase in consolidated expenses relates primarily to Cobblestone Court. This property had increases in operating expenses in the following categories: snow removal ($13,900), real estate taxes ($8,200) and other professional services ($27,700). The increase in operating expenses was offset by a decrease in amortization at Cobblestone Court ($19,000).

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


Dated:   April 14, 1998               NOONEY REAL PROPERTY INVESTORS-FOUR,  L.P.
      --------------------

                                      BY:  NOONEY CAPITAL CORPORATION
                                           General Partner


                                      BY:  /s/ Gregory J. Nooney, Jr.
                                           -------------------------------------
                                           Gregory J. Nooney, Jr.
                                           Chairman

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