Form 10-Q
period 1998-05-31
NOONEY REAL PROPERTY INVESTORS FOUR L P
filed 1998-07-15
CIK 700720

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------

                                    FORM 10-Q

(Mark One)
 _X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the quarter period ended       May 31, 1998
                              --------------------------------------------------

                                       OR

 ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from _______________________To________________________

                        Commission file number    0-11023
                                               -------------


                   NOONEY REAL PROPERTY INVESTORS-FOUR, L.P.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


              Missouri                                           43-1250566
----------------------------------                         ---------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


500 North Broadway, Suite 1200, St. Louis, MO                    63102-2124
------------------------------------------------           ---------------------
(Address of principal executive offices)                         (Zip Code)


Registrant's telephone number, including area code     (314) 206-4600
                                                   -----------------------------

--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---    ---

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDING DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes     No
                         ---    ---

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date ________.

PART I
ITEM 1 - FINANCIAL STATEMENTS:
------------------------------


                    NOONEY REAL PROPERTY INVESTORS-FOUR, L.P.
                    -----------------------------------------

                             (A LIMITED PARTNERSHIP)
                             -----------------------

                                 BALANCE SHEETS
                                 --------------

                                                     May 31,        November 30,
                                                      1998              1997
                                                   (Unaudited)
                                                   -----------      ------------

ASSETS:
     Cash                                         $    265,548     $    327,910
     Accounts receivable                                98,926          111,353
     Prepaid expenses and deposits                      94,300           27,772
     Investment property, at cost:
         Land                                        1,013,858        1,013,858
         Buildings and improvements                 13,900,827       13,841,059
                                                  ------------     ------------

                                                    14,914,685       14,854,917
     Less accumulated depreciation                   7,842,687        7,598,733
                                                  ------------     ------------
                                                     7,071,998        7,256,184
     Investment property held for sale               3,853,516        3,854,057

     Deferred expenses - At amortized cost              43,431           50,804
                                                  ------------     ------------
                                                  $ 11,427,719     $ 11,628,080
                                                  ============     ============


LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
     Accounts payable and accrued expenses        $    119,951     $    108,665
     Accrued real estate taxes                         166,532          255,680
     Mortgage notes payable                         12,820,159       12,871,393
     Refundable tenant deposits                         80,259           80,287
                                                  ------------     ------------
                                                    13,186,901       13,316,025

Partners' Deficit                                   (1,759,182)      (1,687,945)
                                                  ------------     ------------

                                                  $ 11,427,719     $ 11,628,080
                                                  ============     ============




                 SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS



                    NOONEY REAL PROPERTY INVESTORS-FOUR, L.P.
                    -----------------------------------------

                             (A LIMITED PARTNERSHIP)
                             -----------------------

                 STATEMENTS OF OPERATIONS AND PARTNERS' DEFICIT
                 ----------------------------------------------

                                   (UNAUDITED)
                                   -----------


                                             Three Months Ended           Six Months Ended
                                           May 31,        May 31,       May 31,       May 31,
                                            1998           1997          1998          1997
                                           -------        -------       -------       -------


REVENUES:
     Rental and other income             $   829,046   $   842,305   $ 1,677,349   $ 1,696,354
     Interest                                    736           250         1,170           438
                                         -----------   -----------   -----------   -----------
                                             829,782       842,555     1,678,519     1,696,792

     EXPENSES:
     Interest                                287,956       281,766       575,524       560,565
     Depreciation and amortization           128,275       117,329       251,868       234,673
     Real estate taxes                       113,437       109,746       215,708       218,824
     Property management fees paid to
         Nooney Inc.                          43,852        44,806        89,060        90,265
     Reimbursement to Nooney Inc.
         for partnership management
         services and indirect expenses       10,000        10,000        20,000        20,000
     Repairs & Maintenance expenses           50,076        42,817        93,709        87,957
     Payroll expenses                         87,421        67,878       141,876       124,130
     Insurance expenses                       24,207        25,999        50,278        52,786
     Cleaning expenses                        22,269        22,880        42,877        38,467
     Utility expenses                         37,233        37,288        72,008        72,808
     Professional fee expenses                32,194        28,008        48,721        79,197
     Other operating expenses                 66,469        89,509       148,127       198,500
                                         -----------   -----------   -----------   -----------

                                             903,389       878,026     1,749,756     1,778,172
                                         -----------   -----------   -----------   -----------
NET LOSS                                 $   (73,607)      (35,471)      (71,237)  $   (81,380)
                                         ===========   ===========   ===========   ===========

NET LOSS PER LIMITED
 PARTNERSHIP UNIT                        $     (5.35)  $     (2.58)  $     (5.17)  $     (5.91)
                                         ===========   ===========   ===========   ===========

PARTNERS' DEFICIT:
     Beginning of Period                 $(1,685,575)  $(1,540,106)  $(1,687,945)  $(1,494,197)
     Net Loss                                (73,607)      (35,471)      (71,237)      (81,380)
                                         -----------   -----------   -----------   -----------

     End of Period                       $(1,759,182)  $(1,575,577)  $(1,759,182)  $(1,575,577)
                                         ===========   ===========   ===========   ===========



                 SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                    NOONEY REAL PROPERTY INVESTORS-FOUR, L.P.
                    -----------------------------------------

                             (A LIMITED PARTNERSHIP)
                             -----------------------

                            STATEMENTS OF CASH FLOWS
                            ------------------------

                                   (UNAUDITED)
                                   -----------

                                                            Six Months Ended
                                                          May 31,        May 31,
                                                           1998           1997
                                                          -------        -------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Loss                                            $ (71,237)   $ (81,380)
     Adjustments to reconcile net loss to
     net cash provided by operating activities:
         Depreciation and amortization                     251,868      234,673

     Changes in assets and liabilities:
         Decrease (Increase) in accounts receivable         12,427      (20,026)
         (Increase) Decrease in prepaid expenses
           and deposits                                    (66,528)      34,569
         Increase in deferred expense                            0       (3,580)
         (Decrease) Increase in current liabilities        (77,890)     186,733
                                                         ---------    ---------


             Total Adjustments                             119,877      432,369
                                                         ---------    ---------

                  Net cash provided by operating
                    activities                              48,640      350,989
                                                         ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to investment property                      (58,626)    (158,855)
     Property additions using Capital Reserve Escrow        (1,142)     (73,566)
                                                         ---------    ---------

                  Net cash used in investing activities    (59,768)    (232,421)
                                                         ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on mortgage notes payable                    (51,234)      (5,833)
     Funding on mortgage notes payable                           0      124,684
                                                         ---------    ---------

                  Net cash from financing activities       (51,234)     118,851
                                                         ---------    ---------

NET (DECREASE) INCREASE IN CASH                            (62,362)     237,419

CASH, Beginning of period                                  327,910      211,840
                                                         ---------    ---------

CASH, End of period                                      $ 265,548    $ 449,259
                                                         =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
INFORMATION - Cash paid during the period for interest   $ 608,259    $ 575,523
                                                         =========    =========


                 SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                    NOONEY REAL PROPERTY INVESTORS-FOUR, L.P.
                    -----------------------------------------

                             (A LIMITED PARTNERSHIP)
                             -----------------------

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                     ---------------------------------------

                THREE AND SIX MONTHS ENDED MAY 31, 1998 AND 1997
                ------------------------------------------------

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

NOTE B:

The financial statements include only those assets, liabilities, and results of operations of the partners which relate to the business of Nooney Real Property Investors-Four, L.P. The statements do not include assets, liabilities, revenues or expenses attributable to the partners' individual activities. No provision has been made for federal and state income taxes since these taxes are the responsibility of the partners. In the opinion of the general partners, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at May 31, 1998 and for all periods presented have been made. The results for the three-month and six-month period ended May 31, 1998 are not necessarily indicative of the results which may be expected for the entire year.

NOTE C:

The Registrant's properties are managed by Nooney, Inc., a wholly-owned subsidiary of CGS Real Estate Company. Nooney Capital Corp., a general partner, is a 75% owned subsidiary of S-P Properties, Inc. S-P Properties, Inc. is a wholly-owned subsidiary of CGS Real Estate Company.

NOTE D:

The loss per limited partnership unit for the three and six months ended May 31, 1998 and May 31, 1997 was computed based on 13,529 units, the number of units outstanding during the periods.

ITEM 7:      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             -----------------------------------------------------------
             AND RESULTS OF OPERATIONS
             -------------------------

It should be noted that this 10-Q contains forward-looking information (as defined in the Private Securities Litigation Reform Act of 1995) that involves risk and uncertainty, including trends in the real estate investment market, projected leasing and sales, and the future prospects for the Registrant. Actual results could differ materially from those contemplated by such statements.

Liquidity and Capital Resources
-------------------------------

Cash on hand as of May 31, 1998 is $265,548, a decrease of $62,362 from year end November 30, 1997. The decrease in cash balances can primarily be attributed to timing of payments for insurance premiums for both Woodhollow Apartments and Cobblestone Court Shopping Center. In 1998, these premiums were paid in one lump sum during the second quarter, while in prior years a down payment was made in the second quarter and monthly installments throughout the policy period were made. Cash produced from operating activity for the six months ended May 31, 1998 was $48,640. Capital additions were made in the amount of $59,768 and payments on mortgage notes in the amount of $51,234 for this six month period were made. In May 1998, the first installment of the real estate taxes for Cobblestone Court were not paid as there was not sufficient cash in the real estate tax escrow. The Registrant anticipates that there will be sufficient cash to fund the tax escrow and pay the delinquent tax installment and any accrued penalties prior to the end of the third quarter 1998. The Registrant plans to maintain adequate cash reserves for real estate taxes and fund remaining capital expenditures from operations at Woodhollow Apartments. Capital expenditures by property anticipated for the balance of the year are as follows:

                                  Leasing Capital   Other Capital        Total
                                  ---------------   -------------        -----

     Cobblestone Court                $      0        $      0         $      0
     Woodhollow Apartments                   0          111,842          111,842
                                      --------         --------         --------

                                      $      0         $111,842         $111,842
                                      ========         ========         ========

At Cobblestone Court Shopping Center, no capital expenditures are anticipated. At Woodhollow Apartments, the Other Capital consists of expenditures for new heating and air conditioning units ($8,720), new signage ($16,621), and painting/carpeting interior hallways ($86,501). These are capital items outside of the scope of the capital renovation program which is paid for out of the capital reserve escrow. In the second quarter 1998, one building was renovated and will be paid for during third quarter using the capital reserve escrow for Woodhollow Apartments. After this payment, no additional improvements are anticipated from the capital reserve escrow for the remainder of 1998.

As discussed in previous reports, Cobblestone Court is listed with a local Minneapolis broker to lease the property by locating one or two new anchors for the east end of the shopping center. After new tenants are found, the goal is to sell the property.

The holder of the first and second mortgage debt on Cobblestone Court and the second mortgages that are cross-collateralized with both Cobblestone Court and Woodhollow Apartments has extended these loans through October 31, 1998. The May

31, 1998 balance of the second mortgage on Cobblestone Court is $1,689,571 and the second mortgage on Woodhollow Apartments is $318,284. The interest rate on the first mortgage for Cobblestone was 8.53125% ending May 31, 1998. The interest rate for one portion of the cross collateralized second mortgages is LIBOR plus 2.75% and as of May 31, 1998 was 8.56641%, while the other portion was 9.5%. The interest rate on Cobblestone's second mortgage was 8.52344%. Woodhollow Apartments has a first mortgage due August 1, 2001 with an interest rate of 9.125%.

The long term liquidity of the Registrant is dependent on its ability to fund future capital expenditures and mortgage payments, maintain high occupancy and negotiate with lenders the renewal and/or refinancing of certain mortgage debt as it matures.

Results of Property Operations
------------------------------

The results of operations for the Registrant's properties for the three months ended May 31, 1998 and 1997 are detailed in the schedule below. Revenues and expenses of the Registrant are excluded.

                                  Woodhollow Apartments     Cobblestone Court
                                  ---------------------     -----------------
       1998
       ----
     Revenues                           $ 589,619               $ 239,525
     Expenses                             629,942                 273,388
                                        ---------               ---------
     Net Loss                           $ (40,323)              $ (33,863)
                                        =========               =========

       1997
       ----
     Revenues                           $ 576,669               $ 266,210
     Expenses                             597,459                 280,507
                                        ---------               ---------
     Net Loss                           $ (20,790)              $ (14,297)
                                        =========               =========

At Woodhollow Apartments, revenues increased $12,950 when comparing the second quarter of 1998 to the second quarter of 1997. The reason for this is primarily due to increases in the amount of rental income due to higher rental rates. This increase in revenue was partially offset by an added number of rent concessions given for incentive purposes to both new and renewing tenants. Expenses increased $32,483 due to increases in payroll ($20,303) primarily attributable to additional maintenace hours, professional fees ($6,822), repairs and maintenance expenses ($8,243) and depreciation ($10,946). These increases in expense were partially offset by decreases in fire/crime prevention ($4,080), landscaping renovation ($8,075), and interest expense ($1,726).

At Cobblestone Court Shopping Center, revenues decreased by $26,685 when comparing the quarter ended May 31, 1998 to the quarter ended May 31, 1997. The decrease in income is primarily attributable to the drop in the occupancy level, therefore reducing all income billings. The decrease in income totaled $53,923 and was partially offset by a decrease in the bad debt provision of $27,915. Expenses decreased minimally at $7,119 due to decreases in snow removal ($9,866), professional fees ($2,636), cleaning expenses ($2,516), trash removal ($2,232), and other operating expenses ($4,200). These decreases were partially offset by increases in interest expense ($7,916) due to additional interest incurred for monies borrowed in 1997 for roof replacement and real estate tax expense ($6,462) due to late payment penalties.

The occupancy levels at the Registrant's properties during the second quarter decreased at both Cobblestone Court and Woodhollow Apartments. The occupancy levels at May 31, 1998, 1997 and 1996 are as follows:

                                                  Occupancy levels as of May 31,
         Property                                   1998       1997       1996
         --------                                   ----       ----       ----


Cobblestone Court Shopping Center                    64%        74%        84%
Woodhollow Apartments                                94%        93%        94%

At Cobblestone Court Shopping Center, leasing activity during the second quarter consisted of one tenant occupying 2,821 square feet vacating their space. The property has two major tenants which occupy 26% and 7 1/2% of the available space on leases that expire January 2001 and April 2002.

At Woodhollow Apartments, the occupancy increased by 1% during the quarter. The Registrant anticipates occupancy increasing to above 95% during the third quarter of 1998 as demand for apartments in the West St. Louis County area continues to be strong and the renovation program continues at the property.

1998 Comparisons
----------------

For the three and six month ended May 31, 1998, the Registrant's consolidated revenues were $829,782 and $1,678,519, respectively. Revenues decreased $12,773 and $18,273 for the three and six month periods ended May 31, 1998 as compared to the same periods ended May 31, 1997. The decrease in revenues can be attributable to the lower occupancy level at Cobblestone Court. Consolidated expenses for the three months ended May 31, 1998 and three months ended May 31, 1997 were $903,389 and $878,026 respectively. The increase in consolidated expenses for the three months ended 1998 was $25,363 when compared to May 31, 1997. Expenses that increased were interest expense ($6,190), depreciation ($10,946), payroll expenses ($19,543), due to reasons as mentioned in the property comparisons, repairs and maintenance expenses ($7,259), and professional fees ($4,186). These increases were partially offset by decreases in snow removal ($9,866), renovation landscaping ($8,075), fire/crime prevention ($4,080), and insurance ($1,792). When comparing the six months ended May 31, 1998 and May 31, 1997, consolidated expenses were $1,749,756 and $1,778,172, respectively, a decrease of $28,416. The decrease can be attributable to decreases in snow removal ($31,216) and professional fees ($29,936) due to legal costs incurred in the potential sale of Cobblestone. These decreases were partially offset by increases in interest expense ($14,959) due to additional borrowings secured by second mortgages in 1997 for Cobblestone and depreciation/amortization ($17,195).


1997 Comparisons
----------------

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

Inflation
---------

The effects of inflation did not have a material impact upon the Registrant's operation is fiscal 1997 and are not expected to materially affect the Registrant's operations in 1998.

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


Dated:   July 14, 1998          NOONEY REAL PROPERTY INVESTORS-FOUR,  L.P.
      ----------------------

                                BY:   NOONEY CAPITAL CORPORATION
                                      General Partner


                                BY:   /s/ Gregory J. Nooney, Jr.
                                      --------------------------
                                      Gregory J. Nooney, Jr.
                                      Chairman

                                      /s/ Patricia A. Nooney
                                      ----------------------
                                      Patricia A. Nooney
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