Form 10-Q
period 1998-08-31
NOONEY REAL PROPERTY INVESTORS FOUR L P
filed 1998-10-15
CIK 700720

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   -----------

                                    FORM 10-Q

(Mark One)
 _X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the quarter period ended       August 31, 1998
                              --------------------------------------------------

                                       OR

 ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from _______________________To________________________

                        Commission file number    0-11023
                                               -------------


                   NOONEY REAL PROPERTY INVESTORS-FOUR, L.P.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


              Missouri                                           43-1250566
----------------------------------                         ---------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)


500 N. Broadway, Suite 1200, St. Louis, Missouri                 63102-2124
------------------------------------------------           ---------------------
(Address of principal executive offices)                         (Zip Code)


Registrant's telephone number, including area code     (314) 206-4600
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

PART I
ITEM 1 - FINANCIAL STATEMENTS:
-----------------------------


                    NOONEY REAL PROPERTY INVESTORS-FOUR, L.P.
                    -----------------------------------------

                             (A LIMITED PARTNERSHIP)
                             -----------------------

                                 BALANCE SHEETS
                                 --------------

                                                    August 31,     November 30,
                                                       1998            1997
                                                    (Unaudited)
                                                   ------------    ------------

ASSETS:
     Cash                                          $    241,373    $    327,910
     Accounts receivable                                129,452         111,353
     Prepaid expenses and deposits                       73,074          27,772
     Investment property, at cost:
         Land                                         1,013,858       1,013,858
         Buildings and improvements                  14,067,445      13,841,059
                                                   ------------    ------------

                                                     15,081,303      14,854,917
     Less accumulated depreciation                    7,966,408       7,598,733
                                                   ------------    ------------

                                                      7,114,895       7,256,184
     Investment property held for sale                3,853,428       3,854,057

     Deferred expenses - At amortized cost               40,050          50,804
                                                   ------------    ------------

                                                   $ 11,452,272    $ 11,628,080
                                                   ============    ============


LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
     Accounts payable and accrued expenses         $    120,054    $    108,665
     Accrued real estate taxes                          280,305         255,680
     Mortgage notes payable                          12,793,761      12,871,393
     Refundable tenant deposits                          81,149          80,287
                                                   ------------    ------------

                                                     13,275,269      13,316,025

Partners' Deficit                                    (1,822,997)     (1,687,945)
                                                   ------------    ------------


                                                   $ 11,452,272    $ 11,628,080
                                                   ============    ============



                 SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                    NOONEY REAL PROPERTY INVESTORS-FOUR, L.P.
                    -----------------------------------------

                             (A LIMITED PARTNERSHIP)
                             -----------------------

                 STATEMENTS OF OPERATIONS AND PARTNERS' DEFICIT
                 ----------------------------------------------

                                   (UNAUDITED)
                                   -----------


                                             Three Months Ended          Nine Months Ended
                                          August 31,    August 31,    August 31,    August 31,
                                             1998          1997          1998          1997
                                         -----------   -----------   -----------   -----------
REVENUES:
     Rental and other income             $   841,024   $   848,266   $ 2,518,372   $ 2,544,620
     Interest                                  1,489           770         2,660         1,207
                                         -----------   -----------   -----------   -----------
                                             842,513       849,036     2,521,032     2,545,827

     EXPENSES:
     Interest                                287,796       287,076       863,320       847,642
     Depreciation and amortization           127,192       120,090       379,059       354,763
     Real estate taxes                       113,773       125,016       329,481       343,840
     Property management fees paid to
         Nooney Inc.                          44,350        44,831       133,410       135,097
     Reimbursement to Nooney Inc.
         for partnership management
         services and indirect expenses       10,000        10,000        30,000        30,000
     Repairs & Maintenance expenses           60,764        53,934       154,472       141,300
     Payroll expenses                         79,154        63,305       221,030       187,442
     Insurance expenses                       22,373        26,292        72,652        79,077
     Cleaning expenses                        19,732        23,466        62,608        61,933
     Utility expenses                         40,469        42,193       112,476       115,003
     Professional fee expenses                37,219        15,224        85,939        96,088
     Corporate unit expenses                  16,131        17,972        38,949        36,289
     Renovation expenses                       6,344        18,427         6,344        29,462
     Other operating expenses                 41,031        51,166       166,344       219,227
                                         -----------   -----------   -----------   -----------

                                             906,328       898,992     2,656,084     2,677,163
                                         -----------   -----------   -----------   -----------
NET LOSS                                 $   (63,815)  $   (49,956)  $  (135,052)  $  (131,336)
                                         ===========   ===========   ===========   ===========

NET LOSS PER LIMITED
     PARTNERSHIP UNIT                    $     (4.64)  $     (3.63)  $     (9.81)  $     (9.54)
                                         ===========   ===========   ===========   ===========

PARTNERS' DEFICIT:
     Beginning of Period                 $(1,759,182)  $(1,575,577)  $(1,687,945)  $(1,494,197)
     Net Loss                                (63,815)      (49,956)     (135,052)     (131,336)
                                         -----------   -----------   -----------   -----------

     End of Period                       $(1,822,997)  $(1,625,533)  $(1,822,997)  $(1,625,533)
                                         ===========   ===========   ===========   ===========



                 SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                    NOONEY REAL PROPERTY INVESTORS-FOUR, L.P.
                    -----------------------------------------

                             (A LIMITED PARTNERSHIP)
                             -----------------------

                            STATEMENTS OF CASH FLOWS
                            ------------------------

                                   (UNAUDITED)
                                   -----------

                                                            Nine Months Ended
                                                          August 31,  August 31,
                                                            1998         1997
                                                          ---------   ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Loss                                             $(135,052)  $(131,336)
     Adjustments to reconcile net loss to net cash
     provided by operating activities:
         Depreciation and amortization                      379,059     354,763

     Changes in assets and liabilities:
         (Increase)Decrease in accounts receivable          (18,099)     65,015
         (Increase)Decrease in prepaid expenses and
           deposits                                         (45,302)     34,303
         Increase in deferred expenses                            0      (5,300)
         Increase in current liabilities                     36,876     141,917
                                                          ---------   ---------

         Total Adjustments                                  352,534     590,698
                                                          ---------   ---------

             Net cash provided by operating activities      217,482     459,362
                                                          ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to investment property                      (166,700)   (459,034)
     Additions using Capital Reserve Escrow                 (59,687)   (201,697)
                                                          ---------   ---------

             Net cash used in investing activities         (226,387)   (660,731)
                                                          ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on mortgage notes payable                     (77,632)     (8,833)
     Funding on mortgage notes payable                            0     376,216
                                                          ---------   ---------

             Net cash from financing activities             (77,632)    367,383
                                                          ---------   ---------

NET (DECREASE) INCREASE IN CASH                             (86,537)    166,014

CASH, Beginning of period                                   327,910     211,840
                                                          ---------   ---------

CASH, End of period                                       $ 241,373   $ 377,854
                                                          =========   =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
INFORMATION - Cash paid during the period for interest    $ 863,320   $ 895,335
                                                          =========   =========


                 SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                    NOONEY REAL PROPERTY INVESTORS-FOUR, L.P.
                    -----------------------------------------

                             (A LIMITED PARTNERSHIP)
                             -----------------------

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                     ---------------------------------------

              THREE AND NINE MONTHS ENDED AUGUST 31, 1998 AND 1997
              ----------------------------------------------------

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

NOTE B:

The financial statements include only those assets, liabilities, and results of operations of the partners which relate to the business of Nooney Real Property Investors-Four, L.P. The statements do not include assets, liabilities, revenues or expenses attributable to the partners' individual activities. No provision has been made for federal and state income taxes since these taxes are the responsibility of the partners. In the opinion of the general partners, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at August 31, 1998 and for all periods presented have been made. The results for the three-month and nine-month period ended August 31, 1998 are not necessarily indicative of the results which may be expected for the entire year.

NOTE C:

The Registrant's properties are managed by Nooney, Inc., a wholly-owned subsidiary of CGS Real Estate Company. Nooney Capital Corp., a general partner, is a 75% owned subsidiary of S-P Properties, Inc. S-P Properties, Inc is a wholly-owned subsidiary of CGS Real Estate Company.

NOTE D:

The loss per limited partnership unit for the three and nine months ended August 31, 1998 and August 31, 1997 was computed based on 13,529 units, the number of units outstanding during the periods.

NOTE E:

Effective December 1, 1997, the Registrant adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income," which established standards for the reporting and display of comprehensive income and its components. The adoption of this statement did not affect the Registrant's consolidated financial statements for the three and nine month periods ended August 31, 1998 and 1997.

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

Liquidity and Capital Resources
-------------------------------

Cash on hand as of August 31, 1998 is $241,373, a decrease of $86,537 from year ended November 30, 1997. The decrease in cash balances can partially be attributable to timing of payments for insurance premiums for both Woodhollow Apartments and Cobblestone Court Shopping Center. In 1998, these premiums were paid in one lump sum, instead of monthly installments as in prior year. Cash produced from operating activity for the nine months ended August 31, 1998 was $217,482. Capital additions were made in the amount of $226,387 and payments on mortgage notes in the amount of $77,632 for this nine month period were made. The first installment of the 1998 real estate taxes for Cobblestone Court remain unpaid from second quarter as there was not sufficient cash in the real estate tax escrow. The Registrant is releasing payment during the fourth quarter, as it has now funded the tax escrow enough to pay the delinquent tax installment and any accrued penalties. The Registrant plans to maintain adequate cash reserves for real estate taxes and fund remaining capital expenditures from operations at Woodhollow Apartments. Capital expenditures by property anticipated for the fourth quarter of 1998 are as follows:

                             Leasing    Operating      Other
                             Capital     Capital      Capital      Total
                             -------    ---------     -------      -----

     Cobblestone Court          -0-          -0-          -0-         -0-
     Woodhollow Apartments      -0-        $ -0-      $29,679     $29,679
                            -------      -------      -------     -------
                                -0-        $ -0-      $29,679     $29,679
                            =======      =======      =======     =======

During the last quarter of 1998 the Registrant anticipates spending $29,679 on fencing, air conditioning units and hallway upgrading. Due to the pending sale, capital expenditures for Cobblestone Court have not been projected.

As discussed in previous reports, Cobblestone Court is listed with a local Minneapolis broker to lease the property by locating one or two new anchors for the east end of the shopping center. After new tenants are found, the goal is to sell the property.

The holder of the first and second mortgage debt on Cobblestone Court and the second mortgages that are cross-collateralized with both Cobblestone Court and Woodhollow Apartments extended these loans through October 31, 1998. The August 31, 1998 balance of the second mortgage on Cobblestone Court is $1,689,571 and the second mortgage on Woodhollow Apartments is $315,284. The interest rate on the first mortgage for Cobblestone was 8.53125% at August 31, 1998. The interest rate for one portion of the cross collateralized second mortgages is LIBOR plus 2.75% and as of August 31, 1998 was 8.56641%, while the other portion was 9.5%. The interest rate on Cobblestone's second mortgage was 8.52344%. Woodhollow Apartments has a first mortgage due August 1, 2001 with an interest rate of 9.125%. The Registrant is currently negotiating a new debt agreement with a different financial institution that is anticipated to be executed by year end that will consolidate all Registrant's debt into one agreement.

The long term liquidity of the Registrant is dependent on its ability to fund future capital expenditures and mortgage payments, maintain high occupancy and negotiate with lenders the renewal and/or refinancing of Cobblestone Court's mortgage debt. Until such time as real estate market conditions recover and a profitable sale of the Registrant's properties are feasible, the Registrant will continue to manage the property to achieve its investment objectives.

The results of operations for the Registrant's properties for the quarters ended August 31, 1998 and 1997 are detailed in the schedule below. Revenues and expenses of the Registrant are excluded.

                                              Woodhollow        Cobblestone
                                              Apartments           Court
                                              ----------        -----------
           1998
           ----
     Revenues                                  $ 607,235         $ 233,141
     Expenses                                    627,330           278,938
                                               ---------         ---------
     Net Loss                                  $ (20,095)        $ (45,797)
                                               =========         =========

           1997
           ----
     Revenues                                  $ 606,905         $ 241,433
     Expenses                                    628,365           270,566
                                               ---------         ---------
     Net (Loss) Income                         $ (21,460)        $ (29,133)
                                               =========         =========

At Woodhollow Apartments, the operating results for the third quarter ended August 31, 1998, remained consistent when compared to the third quarter ended August 31, 1997. Even though expenses remained stable, the following fluctuations should be noted. There were increases in payroll expense of ($16,282), primarily due to additional maintenance hours, and professional services ($9,183). These increases were offset by decreases in cleaning expense ($4,099), renovation expenses ($12,083), insurance expense ($2,657), and swimming pool expense ($7,028).

At Cobblestone Court, the net loss for the third quarters ended August 31, 1998 and 1997 was ($45,797) and ($29,133), respectively. The increase in the net loss is attributable to decreases in revenue and an increase in expenses. Revenues decreased $8,292 when comparing the third quarter of 1998 to the third quarter of 1997. The decrease in revenues is attributable to a decrease in occupancy. Expenses increased $8,372 for the third quarter of 1998 as compared to the third quarter of 1997. The increase in expenses is primarily attributable to an increase in professional fees-other ($16,352) due to the payment of a new property appraisal and architectural fees. This increase was partially offset by a decrease in real estate tax expense ($7,056).


The occupancy levels at the Registrant's properties during the third quarter decreased at both Cobblestone Court and Woodhollow Apartments. The occupancy levels at August 31, 1998, 1997 and 1996 are as follows:

                                               Occupancy levels as of August 31,
       Property                                   1998       1997       1996
       --------                                   ----       ----       ----

Cobblestone Court Shopping Center                  63%        69%        84%
Woodhollow Apartments                              93%        96%        98%

At Cobblestone Court the Registrant renewed one tenant occupying 4,304 square feet and one tenant vacated its space who occupied 584. The property has one major tenant that occupies approximately 26% of the center with a lease that expires in December 2000.

At Woodhollow Apartments the occupancy decreased 3% when comparing August 31, 1998 to August 31, 1997. The Registrant anticipates the property will continue to operate with a high occupancy rate for the balance of 1998.

Year 2000 Issues
----------------

The Registrant believes that the impact of the year 2000 will not cause the Registrant to incur a future expense that will have a material impact on future results. The management company employed by the Registrant utilizes various computer software packages as tools in running its accounting operations. The Registrant's properties financial information is maintained on software provided by a third party. The management company has received information from that company indicating that the main software program has all its core products already compatible with 2000 dates and that those have been proven in the field for over five years. A few of the add on products that are not critical to the management company's business are in the process of being updated and the third party vendor anticipates compliance by the end of 1998.

1998 Comparisons
----------------

As of August 31, 1998, the Registrant's consolidated revenues for the quarter ended are $842,513 and for the nine month period ended August 31, 1998, consolidated revenues are $2,521,032. Revenues for the corresponding periods in 1997 were $849,036 and $2,545,827. Revenues decreased $6,523 for the quarter ended August 31, 1998 and decreased $24,795 for the nine month period ended August 31, 1998 when compared to the corresponding periods of the prior year. The sligt decrease in revenues can be primarily attributable to the decrease in occupancy at Cobblestone Court Shopping Center.

Consolidated expenses for the quarter ended August 31, 1998 and August 31, 1997 were $906,328 and $898,992, respectively, indicating an increase of $7,336 for the third quarter 1998 when compared to that of prior period. For the quarter, expenses increased in depreciation ($7,102), repairs & maintenance expenses ($6,830), payroll expenses ($15,849), and professional fees ($21,995). These increases were partially offset by decreases in real estate tax ($11,243), insurance expense ($3,919), cleaning expense ($3,734), utilities ($1,764), corporate unit expenses ($1,841), renovation expenses ($12,083), and other operating expenses ($10,135). The substantial increases and decreases in payroll, professional fees, and renovation expenses are due to the reasons as mentioned in the property comparisons.

Consolidated expenses for the nine month period ended August 31, 1998 and August 31, 1997 were $2,656,084 and $2,677,163, respectively, indicating a decrease of $21,079 when compared to prior year. For the nine month period, expenses decreased in insurance ($6,425), real estate tax ($14,359), cleaning expense ($2,527), utilities ($10,149), renovation expense ($23,118), and other operating expenses ($52,883). These decreases were partially offset by increases in interest expense ($15,678), depreciation ($24,296), repairs and maintenance ($13,172), and payroll ($33,588). The other operating expense decrease represents decreases in parking lot expenses ($6,648), snow removal ($36,993), and trash removal ($7,632). The increase in payroll expense can be attributed to additional personnel.

1997 Comparisons
----------------

As of August 31, 1997, the Registrant's consolidated revenues for the quarter ended are $849,036 and for the nine month period ended August 31, 1997, they are $2,545,827. Revenues for the corresponding periods in 1996 were $847,174 and $2,567,063. Revenues increased $1,862 for the quarter ended August 31, 1997 and decreased $21,236 for the nine month period ended August 31, 1997, when compared to the corresponding periods of the prior year. The decrease in revenues can be attributable to the decrease in occupancy at Cobblestone Court Shopping Center.

Consolidated expenses for the quarter ended August 31, 1997 and August 31, 1996 were $898,992 and $861,555, respectively, indicating an increase of $37,437 for the quarter ended August 31, 1997, when compared to the prior period. For the quarter, expenses increased in real estate taxes, cleaning expenses, professional fees and renovation expenses. For the nine month period ended August 31, 1997 and August 31, 1996, consolidated expenses were $2,677,163 and $2,613,264, indicating an increase of $63,899, when compared to the prior year. Expenses that did increase were real estate taxes, cleaning expenses, professional fees and renovation expenses offset by decreases in repairs and maintenance and depreciation and amortization.

Inflation
---------

The effects of inflation did not have a material impact upon the Registrant's operation in fiscal 1997 and are not expected to materially affect the Registrant's operations in 1998.

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


Dated:   October 15, 1998       NOONEY REAL PROPERTY INVESTORS-FOUR,  L.P.
      ----------------------

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