Form 10-K405
period 1998-11-30
NOONEY REAL PROPERTY INVESTORS FOUR L P
filed 1999-02-26
CIK 700720

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------

                                    FORM 10-K
(Mark One)
_X_ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 [FEE REQUIRED]

For the fiscal year ended             November 30, 1998
                          ------------------------------------------------------

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

As of February 1, 1999, the aggregate market value of the Registrant's units of limited partnership interest (which constitute voting securities under certain circumstances) held by non-affiliates of the Registrant was $13,529,000. (The aggregate market value was computed on the basis of the initial selling price of $1,000 per unit of limited partnership interest, using the number of units not beneficially owned on February 1, 1999 by the General Partners or holders of 10% or more of the Registrant's limited partnership interests. The initial selling price of $1,000 per unit is not the current market value. Accurate pricing information is not available because the value of the units of limited partnership interests is not determinable since no active secondary market exists. The characterization of such General Partners and 10% holders as affiliates is for the purpose of this computation only and should not be construed as an admission for any purpose that any such persons are, or other persons not so characterized are not, in fact, affiliates of the Registrant).

Documents incorporated by reference:

Portions  of  the  Prospectus  of  the  Registrant   dated  April  8,  l982,  as
supplemented and filed pursuant to Rule 424(c) of the Securities Act of 1933, are incorporated by reference in Part III of this Annual Report on Form 10-K.

                                     PART I
                                     ------

ITEM 1:           BUSINESS
--------------------------

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

The Registrant's primary investment objectives are to preserve and protect the Limited Partners' capital and obtain long-term appreciation in the value of its properties. The original term of the Registrant is until December 31, 2082. The Registrant anticipates liquidating during 1999. For further discussion, see Item 7, "Liquidity and Capital Resources." It was originally anticipated that the Registrant would sell or refinance its properties within approximately five to ten years after their acquisition. The depression of real estate values experienced nationwide from 1988 to 1993 lengthened this time frame in order to achieve the goal of capital appreciation.

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

At a Special Meeting of Limited Partners of Registrant held on January 21, 1999, the limited partners approved an amendment to Section 5.2 of the Registrant's Amended and Restated Agreement of Limited Partnership dated April 7, 1982, to permit, among other things, the Registrant to sell one or more of its properties to affiliates of the general partners of the Registrant under certain circumstances.

The Limited Partners further approved the sale of Registrant's two remaining properties to an affiliate of the Registrant at their appraised values (subject to certain adjustments). The sale is subject to normal due diligence, i.e. title approval, satisfactory environmental reports, approval of existing lender to permit transfer of title subject to the present first mortgage financing, and satisfactory reports on structural and other physical characteristics. There is no assurance that the sale will be consummated since the closing is conditioned upon contingencies beyond the control of the Registrant. If the sale goes through, it will result in the dissolution of the Registrant.

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

Throughout the 10-K, references are made to the following companies listed in Column A below. Please note that on January 28,1998, the names of said companies were changed to the names listed in Column B below.

         Column A                           Column B
         --------                           --------

         Nooney Company                     Brooklyn Street Properties, Inc.
         Nooney Krombach Company            Hanley Brokers, Inc.


ITEM 2:           PROPERTIES
----------------------------

On February 16, l982, the Registrant purchased the Cobblestone Court Shopping Center ("Cobblestone"), located at 14150 Nicollet Avenue South in Burnsville, Minnesota, a suburb of Minneapolis. Cobblestone, which contains approximately 98,000 net rentable square feet, was constructed in l980 of brick and concrete with a wood facade covering a portion of an enclosed pedestrian walkway.
Cobblestone is located on an 11 acre site which provides paved parking for 605 cars. The purchase price of Cobblestone was $5,882,318. Cobblestone was 59% leased by 7 tenants at year end.

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

The following table sets forth certain information as of November 30, 1998, relating to the properties owned by the Registrant.


                                                  AVERAGE
                                                  ANNUALIZED
                                                  EFFECTIVE
                                  TOTAL           BASE RENT                   PRINCIPAL TENANTS
                     SQUARE       ANNUALIZED      PER SQUARE     PERCENT      OVER 10% OF PROPERTY        LEASE
PROPERTY             FEET         BASE RENT       FOOT           LEASED       BASE RENT  REVENUES (%)     EXPIRATION
--------             ------       ----------      ----------     -------      -----------------------     ----------

Cobblestone          97,718       $  435,774          $7.56        59%         T.J. Maxx (23%)               2001
                                                                               Old Country Buffet (16%)      2000

Woodhollow           402 Units    $2,284,320      $5,682/unit      92%         None


ITEM 3:           LEGAL PROCEEDINGS
-----------------------------------

The Registrant is not a party to any material pending legal proceedings.


ITEM 4:           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
---------------------------------------------------------------------

There were no matters submitted to a vote of security holders during the fourth quarter of fiscal 1998.


                                     PART II
                                     -------

ITEM 5:           MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
-----------------------------------------------------------------------
                  STOCKHOLDER MATTERS
                  -------------------

As of February 1, 1999, there were 1,199 record holders of Interests in the Registrant. There is no public market for the Interests, and it is not anticipated that a public market will develop.

There were no cash distributions paid to the Limited Partners during fiscal 1997 or fiscal 1998.

ITEM 6:  SELECTED FINANCIAL DATA


                                                                                  Year Ended November 30,
                                                        ------------------------------------------------------------------------
                                                             1998           1997           1996           1995           1994
                                                                      (Not covered by independent auditors' report)

Rental and other income                                 $  3,287,570   $  3,406,566   $  3,505,163   $  3,391,439   $  3,281,516

Net loss from operations                                    (401,699)      (193,748)       (18,733)      (151,835)      (405,172)

Data per limited partnership unit - net loss                  (29.18)        (14.07)         (1.36)        (11.03)        (29.43)

Weighted average limited partnership units outstanding        13,529         13,529         13,529         13,529         13,529

At year-end:

  Total assets                                            17,918,396     11,628,080     11,211,633     11,322,989     11,789,994

  Investment property - net                               17,585,000     11,110,241     10,678,208     10,705,962     11,170,661

  Mortgage notes payable                                  13,500,465     12,871,393     12,529,484     12,628,720     12,721,302

  Partners' deficiency in assets (1)                                     (1,687,945)    (1,494,197)    (1,475,464)    (1,323,629)

  Net liabilities in liquidation (1)                      (3,128,533)

See Item 7:  Management's Discussion and Analysis for discussion of comparability of items.

(1)  A plan of liquidation was approved  effective January 21, 1999. As a result, the Partnership's  financial  statements as of and for the year ended November 30,1998 have been prepared on a liquidation  basis. For more information,  see Notes 1 and 2 to the financial statements for the year ended November 30, 1998.





ITEM 7:           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
-------------------------------------------------------------------
                  CONDITION AND RESULTS OF OPERATIONS
                  -----------------------------------

Liquidity and Capital Resources
-------------------------------

Cash reserves as of November 30, 1998 are $227,373, a decrease of $100,537 from the year ended November 30, 1997. The decrease in cash is due to lower occupancy at Cobblestone Court and a decrease in the Registrant's real estate tax escrow accounts as the real estate taxes were paid in November 1998 at the time of the properties' refinancing. In the prior year, Cobblestone Court's real estate tax escrow account had a balance of $105,227.

On January 21, 1999, a plan to sell the Registrant's Woodhollow Apartments property and the Cobblestone Court Shopping Center property was approved by a majority of the limited partners by proxy. The Registrant has entered into sales contracts on both properties with American Spectrum Realty, Inc., an affiliate of Nooney Capital Corp., which serves as a general partner of the Registrant. The sales contracts provide that the purchase price will be at appraised value and are subject to a 60-day due diligence period. Consummation of the sale will result in the dissolution of the Registrant and require the General Partners to liquidate the Registrant and distribute the proceeds therefrom to the Limited Partners. There is no assurance that the sale will be consummated since the closing is conditioned upon contingencies beyond the control of the Registrant.

The Cobblestone sales contract provides for a net sale price of $3,100,000. Accordingly, a loss has been recognized of $753,428 to record the property at its fair value less costs to sell as an adjustment in liquidation.

The Woodhollow sales contract provides for a sale price of $14,600,000. Because the transaction is not closed at this time, the amount of the gain that may ultimately be realized of $7,200,029, net of sales costs, is included as a deferred gain as an adjustment in liquidation at November 30, 1998.

If the sale of the properties is consummated, management believes there will be enough cash to discharge all liabilities and distribute the excess proceeds to the limited partners. The Registrant will continue to manage the properties to achieve its original investment objectives until the time of sale and liquidation.

On November 30, 1998, the Registrant refinanced the debt on both of its properties. A new note with a balance of $13,500,465 secured by both Cobblestone Court and Woodhollow Apartments was obtained. The note is at an interest rate of LIBOR + 2.75% and calls for monthly principal payments of $15,818. The loan matures November 30, 2001.

Results of Operations
---------------------

The results of operations for the Registrant's properties for the years ended November 30, 1998, 1997 and 1996 are detailed in the schedule below. The information contained in the schedule are the results of operations for each property prior to the proposed adjustment to liquidation basis. For further discussion of the liquidation, see Item 7, "Liquidity and Capital Resources". Expenses of the Registrant are excluded.


                                                 Woodhollow         Cobblestone
                                                 ----------         -----------
       1998
       ----

Revenues                                         $ 2,373,612        $   911,125
Expenses                                           2,565,806          1,126,982
                                                 ------------------------------

Net (Loss) from Operations                       $  (192,194)       $  (215,857)
                                                 ==============================

       1997
       ----

Revenues                                         $ 2,375,142        $ 1,036,061
Expenses                                           2,446,486          1,156,046
                                                 ------------------------------

Net  (Loss) from Operations                      $   (70,344)       $  (119,985)
                                                 ==============================

       1996
       ----

Revenues                                         $ 2,368,763        $ 1,125,543
Expenses                                           2,397,699          1,043,807
                                                 ------------------------------

Net Income (Loss) from Operations                $   (28,936)       $    81,736
                                                 ==============================

1998 Property Comparisons
-------------------------

Cobblestone revenues declined $124,936 from 1997 to 1998 due to a decrease in base rental revenue ($107,043), real estate tax reimbursement ($40,168), miscellaneous non-rental income ($16,896), and common area maintenance income ($31,650), partially offset by an increase in miscellaneous rental income
($22,064), and a decrease in bad debt expense of ($36,716). The revenues decreased due to the decrease in occupancy when comparing 1998 to 1997. Expenses decreased $29,064 when comparing 1998 to 1997. The main reason for the decrease in expenses was a decrease in operating expenses of the property ($43,586), partially offset by an increase in interest expense ($16,532).

At Woodhollow Apartments, revenues were steady when comparing 1998 to 1997. Expenses increased $119,320 when comparing 1998 to 1997 due to an increase in depreciation ($31,809), amortization ($36,526), payroll of maintenance personnel ($42,109), professional services-other ($22,792), partially offset by decreases in swimming pool expense ($9,794), and interest expense ($2,518).

The occupancy levels at the Registrant's properties as of November 30 were:

                                          Occupancy rates at November 30
                                           1998        1997        1996
                                           ----------------------------

         Woodhollow                         92%         92%         95%
         Cobblestone                        59%         69%         84%

At Woodhollow, occupancy remained steady during the fourth quarter of 1998 at 92%. The Registrant believes that the overall occupancy of the apartments will rebound once spring arrives and the demand for rental apartments improves.

Occupancy at Cobblestone decreased from 69% at the beginning of the year to 59% at the end of the year. During the year, one tenant renewed its space for 4,304 square feet and seven tenants vacated who occupied 10,373 square feet. No new tenants were signed during the year. The main focus has been on finding a new anchor tenant for the East end of the Mall which was not accomplished during 1998. The center has one major tenant who occupies approximately 26% of the available space under a lease which expires in January 2001. A second major tenant occupies approximately 9% of the available space under a lease which expires April 2000.

Year 2000 issues
----------------

Information Technology Systems
------------------------------

The Registrant utilizes computer software for its corporate and real property accounting records and to prepare its financial statements, as well as for internal accounting purposes. The vendor of the Registrant's software has informed the Registrant that it is Year 2000 compliant. The Registrant believes after reasonable investigation that its information technology hardware is Year 2000 compliant. However, in the event that such systems should fail, as a contingency plan, the Registrant could prepare all required accounting entries manually, without incurring material additional operating expenses.

Non-Information Technology Systems
----------------------------------

At the request of the Registrant, its property managers have completed their review of the major date- sensitive non-information technology systems such as the elevators, heating, ventilating, air conditioning and cooling ("HVAC") systems, locks, and other like systems in the Registrant's properties and have determined that such systems are materially Year 2000 compliant. In some of the Registrant's properties, its property managers have utilized the services of third-party consultants in making this determination, while in other properties, the property managers have internally made such determinations. The Registrant does not separately track the internal costs incurred for its Year 2000 project. The Registrant does not believe that the Year 2000 issue will pose significant problems to the Registrant's information technology and non-information technology systems, or that resolution of any potential problems with respect to such systems will have a material effect on the Registrant's financial condition or results of operations.

Material Third Parties' Systems Failures
----------------------------------------

The most reasonably likely worst case scenario facing the Registrant as a result of the Year 2000 problem would be the inability of its tenants to pay rent as a result of a breakdown in such tenants' (or their financial service providers') computer systems or the refusal of such tenants to pay their rent as a result of the Registrant's inability to provide services due to non-Information technology systems failure. Failure in a tenant's computer systems may cause delays in such tenant's ability to process its accounting records and to make timely rent payments. However, any such delays in rent payments, whether caused by systems failure of tenant, property manager or a combination of the two, should not have a materially adverse effect on the Registrant's business or results of operations.

Risks
-----

While delays caused by failure of the tenants' or the property managers' accounting or supply systems would likely not adversely affect the Registrant's business or results of operations, non-information technology systems failure in the Registrant's properties could lead to tenants attempting to withhold their rent payments, which could materially adversely effect the Registrant's business, results of operations and financial condition as a result of increased legal costs. The Registrant believes that such material effect is primarily limited to items of a utility nature furnished by third parties to the Registrant and a wide universe of other customers. Included are items such as electricity, natural gas, telephone service and water, all of which are not readily susceptible to alternate sources and which in all likelihood should be available in some form. The Registrant has been unable to obtain assurances from such utility companies as to their Year 2000 compliance, and does not expect that such assurances will be forthcoming.

Such non-information technology systems failure could force tenants to use the stairs in such properties, rather than the elevators. However, none of the properties owned by the Registrant is a high-rise building where such an elevator failure could cause a material adverse effect to the operations of its tenants, although such failure could make it impossible for any disabled tenants or any disabled customers to access such properties. Moreover, as previously discussed, the Registrant may suffer adverse effects in its results of operations and financial condition as a result of utility or HVAC failures, for example. Such events could lead the tenants of the Registrant to withhold rent, in the event that the Registrant's properties are not usable for their intended purposes. The Registrant does not believe that rent abatement would be a lawful tenant remedy for short-term obligations unless such failures extend for a period of 30 consecutive days. The Registrant intends to pursue its remedies for any such breach of its rent obligations by a Tenant expeditiously and to the full extend permitted by law.

1998 Comparisons
----------------

For the year ended November 30, 1998, the Registrant's consolidated revenues are $3,291,338 compared to $3,412,192 for the year ended November 30, 1997. The decrease in revenues of $120,854 can be attributed to the decrease in revenue from Cobblestone Court due to the decrease in occupancy previously discussed.

The Registrant's consolidated expenses were $3,693,037 for the year ended November 30, 1998 as compared to $3,605,940 for the year ended November 30, 1997. The increase in expenses was 2.4% or $87,097. The increase is mainly attributable to an increase in depreciation and amortization ($66,310), payroll ($47,389), partially offset by decreases in other operating expenses ($14,715), and real estate taxes ($14,554).

The net loss from operations for the year ended 1998 was $401,699 or $29.18 per limited partnership unit as compared to a net loss from operations of $193,748 or $14.07 per limited partnership unit for the year ended 1997. Cash flow used in operating activities was $204,952 for the year ended 1998 as compared to cash flow provided by operating activities of $672,300 for the year ended 1997. The main reasons for the significant decrease is an adjustment for accruals to the liquidation basis net of the write down of investment property (see potential liquidation of the Registrant in Item 7 "Liquidity and Capital Resources" and
Note 2 to Notes to Financial Statements), and a decrease in accounts payable and accrued expenses of ($378,280).

1997 Comparisons
----------------

For the year ended November 30, 1997, the Registrant's consolidated revenues are $3,412,192 compared to $3,512,832 for the year ended November 30, 1996. This decrease in revenues is $100,640 or 3% and can be attributable to the decrease in revenues at Cobblestone due to the decrease in occupancy.

The Registrant's consolidated expenses for the year ended November 30, 1997 and 1996 were $3,605,940 and $3,531,565 respectively. The increase in expenses is $74,375 or 2% which can be mainly attributable to an increase in other operating expenses ($82,274), partially offset by a decrease in depreciation and amortization ($16,464).

The decrease in consolidated revenues combined with the increase in consolidated expenses produced the Registrant's net loss of $193,748 for the year ended November 30, 1997 versus net loss of $18,733 for the year ended November 30, 1996. The net loss per limited partnership unit dropped to $14.07 in 1997 compared to a loss of $1.36 in 1996. Cash flow provided by operating activities was $672,300 in 1997 compared to $443,959 in 1996. The increase is mainly attributable to the non-payment of real estate taxes on Cobblestone in 1997. Operating cash flow along with the capital reserve escrow for Woodhollow and additional borrowings of $376,216 enabled the Registrant to fund capital expenditures of $898,139.

Inflation
---------

The effects of inflation did not have a material impact upon the Registrant's operation in fiscal l998 and are not expected to materially affect the Registrant's operation in l999.

Interest Rates
--------------

Interest rates on floating rate debt went down in 1997 and fluctuated in 1998, but increased slightly overall. Future increases in LIBOR can adversely affect the operations of the Registrant.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
-----------------------------------------------------------------------
                  RISK
                  ----

The Registrant considered the provision of Financial Reporting Release No. 48 "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments". The Registrant had no holdings of derivative financial or commodity instruments at November 30, 1998. A review of the Company's other financial instruments and risk exposures at that date revealed that the Registrant had exposure to interest rate risk. The Registrant utilized sensitivity analyses to assess the potential effect of this risk and concluded that near-term increases in the interest rate will negatively affect the Registrant as all of the debt on its properties is on a floating rate. However, the current plans are to liquidate the Registrant which would mitigate any interest rate risk of the debt.


ITEM 8:           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------------------------------------------------------------

Financial Statements of the Registrant are filed herewith as Exhibit 99.3 and are incorporated herein by reference (see Item 14(a)(1)). The supplementary financial information specified by Item 302 of Regulation S-K is provided in
Item 7.


ITEM 9:           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
------------------------------------------------------------------
                  ACCOUNTING AND FINANCIAL DISCLOSURE
                  -----------------------------------

None


                                    PART III
                                    --------


ITEM 10:          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------------------------------------------------------------------

The Registrant has two General Partners. The background and experience of the General Partners are as follows:

The General Partner of the Registrant responsible for all aspects of the Registrant's operations is Nooney Capital Corp., a Missouri corporation. Nooney Capital Corp. was formed in February 1982 for the purpose of being a general and/or limited partner in the Registrant and other limited partnerships.

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

ITEM 11:          EXECUTIVE COMPENSATION
----------------------------------------

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

During fiscal l998 there were no cash distributions paid to the General Partners by the Registrant.

See Item 13 below for a discussion of transactions between the Registrant and certain affiliates of the General Partners.

ITEM 12:          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
---------------------------------------------------------------------
                  MANAGEMENT
                  ----------

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

ITEM 13:          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
----------------------------------------------------------------

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

Nooney, Inc., the manager of the Registrant's properties, is a wholly-owned subsidiary of CGS Real Estate Company, an affiliate of the General Partner. Nooney, Inc. is entiled to receive monthly compansation from the Registrant for property management and leasing services, plus administrative expenses. During fiscal 1998 the Registrant paid property management fees of $176,292 to Nooney, Inc., and $40,000 as reimbursement for indirect expenses incurred in connection with management of the Registrant.

See Item 11 above for a discussion of cash distributions paid to the General Partners during fiscal l998.

(b)  Certain Business Relationships.

The relationship of certain of the General Partners to certain of their affiliates is set forth in Item 13(a) above. Also see Item 13(a) above for a discussion of amounts paid by the Registrant to the General Partners or their affiliates during fiscal 1998.

(c) Indebtedness of Management.

Not Applicable.

(d) Transactions with promoters.

Not Applicable.

                                     PART IV
                                     -------


ITEM 14:          EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
----------------------------------------------------------
                  AND REPORTS ON FORM 8-K
                  -----------------------

(a)      The following documents are filed as a part of this report:


         (1)      Financial Statements (filed herewith as Exhibit 99.3):

                  Independent auditors' report
                  Statement of net liabilities in liquidation as of November 30, 1998 and balance sheet as of November 30, 1997

                  Statement of loss in liquidation for the year ended November 30, 1998 and statements of operations for the years ended November 30, 1997 and 1996

                  Statement of changes in net liabilities in liquidation for the year ended November 30, 1998 and Statements of partners' equity (deficiency in assets) for the years ended November 30, 1997 and 1996

                  Statement of cash flows in liquidation for the year ended November 30, 1998 and statements of cash flows for the years ended November 30, 1997 and 1996

                  Notes to financial statements

         (2) Financial Statement Schedules (filed herewith as Exhibit 99.3):

                  Schedule - Reconciliation of partners' equity (deficiency in assets)

                  Schedule III - Real estate and accumulated depreciation

                  All other schedules are omitted because they are inapplicable or not required under the instructions.

         (3)      Exhibits:

                  See Exhibit Index on Page 17.

(b)      Reports on Form 8-K

         On February 10, 1999, the Registrant filed a report on Form 8-K which reported an Item 5. Other Events.

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


                                       NOONEY REAL PROPERTY INVESTORS-FOUR, L.P.

                                       Nooney Capital Corp.
                                       General Partner


Date:      February 26, 1999           By: /s/ William J. Carden
      -----------------------------    -------------------------
                                           William J. Carden
                                           Chairman of the Board




                                       By: /s/ Patricia A. Nooney
                                       --------------------------
                                           Patricia A. Nooney
                                           President and Secretary

                                  EXHIBIT INDEX
                                  -------------


Exhibit                                                                                Page
Number                            Description                                         Number
-------                           -----------                                         ------

2.1         Contract for the sale of Woodhollow Apartments (without Exhibits).        18-32

2.2         Contract for the sale of Cobblestone Court Shopping Center
            (without Exhibits).                                                       33-47

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

99.1        List of Directorships filed in response to Item 10.                        48

99.2        Pages 9-11, 26-28 and A-16 - A-19 to the Prospectus                        N/A
            of the Registrant dated April 8, 1982, as supplemented
            and filed pursuant to Rule 424(c) of the Securities Act of 1933 are incorporated by reference.

99.3        Financial Statements and Schedules.                                       49-62