Form 10-Q
period 1999-02-28
NOONEY REAL PROPERTY INVESTORS FOUR L P
filed 1999-04-14
CIK 700720

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-Q

(Mark One)
_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended               February 28, 1999
                            ----------------------------------------------------

                                       OR




___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     To
                              ---------------------  ---------------------------

                         Commission file number 0-11023
                                                -------

                   NOONEY REAL PROPERTY INVESTORS-FOUR, L.P.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            Missouri                                             43-1250566
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

500 N. Broadway, Suite 1200, St. Louis, Missouri                       63102
------------------------------------------------                     ----------
  (Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code       (314) 206-4600
                                                  ------------------------------


--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---   ---

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDING DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12,13, or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court. Yes   No
                         ---  ---

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date
    -------
                                       -1-

PART I
ITEM 1 - FINANCIAL STATEMENTS:


                    NOONEY REAL PROPERTY INVESTORS-FOUR, L.P.
                             (A LIMITED PARTNERSHIP)
                  STATEMENTS OF NET LIABILITIES IN LIQUIDATION
                               (LIQUIDATION BASIS)

                                                    February 28,    November 30,
                                                        1999           1998
                                                    (Unaudited)
                                                   ------------    ------------
ASSETS:
     Cash                                          $    301,628    $    227,373
     Accounts receivable                                 91,926         106,023

Investment property held for sale                    17,607,127      17,585,000
                                                   ------------    ------------

                                                   $ 18,000,681    $ 17,918,396
                                                   ============    ============

LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
     Deferred gain on real estate asset            $  7,200,029       7,200,029
     Reserve for estimated costs during the
         period of liquidation                           10,000          10,000
     Accounts payable and accrued expenses              226,919         263,459
     Accrued real estate taxes                           58,935               0
     Mortgage notes payable                          13,453,010      13,500,465
     Refundable tenant deposits                          76,577          72,976
                                                   ------------    ------------

Total Liabilities                                    21,025,470      21,046,929
                                                   ------------    ------------

Net Liabilities in Liquidation                     $ (3,024,789)   $ (3,128,533)
                                                   ============    ============



                 SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                    NOONEY REAL PROPERTY INVESTORS-FOUR, L.P.
                             (A LIMITED PARTNERSHIP)
                       STATEMENT OF INCOME IN LIQUIDATION
               QUARTER ENDED FEBRUARY 28, 1999 (LIQUIDATION BASIS)
               AND STATEMENTS OF OPERATIONS AND PARTNERS' DEFICIT
              QUARTER ENDED FEBRUARY 28, 1998 (GOING-CONCERN BASIS)

                                   (UNAUDITED)

                                                          Three Months Ended
                                                     February 28,   February 28,
                                                         1999           1998
                                                     -----------    -----------
REVENUES:
     Rental and other income                         $   814,606    $   848,303
     Interest                                                 56            434
                                                     -----------    -----------
                                                         814,662        848,737
EXPENSES:
     Interest                                            274,690        287,568
     Depreciation and amortization                             0        123,592
     Real estate taxes                                    59,096        102,271
     Property management fees paid to Nooney, Inc.        39,666         45,207
     Reimbursement to Nooney, Inc. for partnership
         management services and indirect expenses        10,000         10,000
     Cleaning                                             22,705         14,733
     Utilities                                            29,651         34,775
     Repairs & Maintenance                                30,714         43,634
     Snow Removal                                         37,704         19,869
     Payroll                                              69,102         54,456
     Professional Fees                                    65,919         16,954
     Insurance                                                 0         21,547
     Other operating expenses                             71,671         71,760
                                                     -----------    -----------
                                                         710,918        846,366
                                                     -----------    -----------

NET INCOME FROM OPERATIONS                           $   103,744    $     2,371
                                                     ===========    ===========


DEFICIENCY IN ASSETS/NET LIABILITIES IN
     LIQUIDATION-BEGINNING OF PERIOD                 $(3,128,533)   $(1,687,945)
                                                     ===========    ===========
DEFICIENCY IN ASSETS/NET LIABILITIES IN
     LIQUIDATION-END OF PERIOD                       $(3,024,789)   $(1,685,574)
                                                     ===========    ===========
NET INCOME PER LIMITED PARTNERSHIP UNIT              $      7.54    $       .17
                                                     ===========    ===========


                 SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                    NOONEY REAL PROPERTY INVESTORS-FOUR, L.P.
                             (A LIMITED PARTNERSHIP)

                     STATEMENT OF CASH FLOWS IN LIQUIDATION
             QUARTER ENDED FEBRUARY 28, 1999 (LIQUIDATION BASIS) AND
                         STATEMENT OF CASH FLOWS FOR THE
              QUARTER ENDED FEBRUARY 28, 1998 (GOING-CONCERN BASIS)
                                   (UNAUDITED)

                                                                          Three Months Ended
                                                                     February 28,  February 28,
                                                                          1999         1998
                                                                       ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income from Operations                                        $ 103,744    $   2,371
     Adjustments to reconcile net income from operations to net cash provided by operating activities:
         Depreciation and amortization                                         0      123,592

     Changes in assets and liabilities:
         Accounts receivable                                              14,097      (17,978)
         Prepaid expenses and deposits                                         0       11,026
         Accounts payable and accrued expenses                            22,395       18,647
         Refundable tenant deposits                                        3,601       (1,523)
         Deferred expenses                                                     0            0
                                                                       ---------    ---------

             Total Adjustments                                            40,093      133,764
                                                                       ---------    ---------

                  Net cash provided by operating activities              143,837      136,135
                                                                       ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to investment property                                    (22,127)     (19,609)
     Additions using Capital Reserve Program                                   0       (1,142)
                                                                       ---------    ---------

                  Net cash used in investing activities                  (22,127)     (20,751)
                                                                       ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on mortgage notes payable                                  (47,455)     (25,223)
                                                                       ---------    ---------

                  Net cash used in financing activities                  (47,455)     (25,223)
                                                                       ---------    ---------

NET INCREASE IN CASH                                                      74,255       90,161

CASH, Beginning of period                                                227,373      327,910
                                                                       ---------    ---------

CASH, End of period                                                    $ 301,628    $ 418,071
                                                                       =========    =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
INFORMATION - Cash paid during the period for interest                 $ 274,690    $ 255,562
                                                                       =========    =========




                 SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                                       -4-

                    NOONEY REAL PROPERTY INVESTORS-FOUR, L.P.
                             (A LIMITED PARTNERSHIP)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                  THREE MONTHS ENDED FEBRUARY 28, 1999 AND 1998


NOTE A:

Refer to the Registrant's financial statements for the year ended November 30, 1998, which are contained in the Registrant's Annual Report on Form 10-K, for a description of the accounting policies which have been continued without change except as noted below. Also, refer to the footnotes to those statements for additional details of the Registrant's financial condition. The details in those notes have not changed except as a result of normal transactions in the interim or as noted below.

NOTE B:

On January 21, 1999, a plan to sell the Registrant's Woodhollow Apartments property and the Cobblestone Court Shopping Center property was approved by a majority of the limited partners by proxy. The Registrant has entered into sales contracts on both properties with American Spectrum Realty, Inc., an affiliate of Nooney Capital Corp., which serves as a general partner of the Registrant. The sales contracts provide that the purchase price will be appraised value and are subject to a due diligence period. Consummation of the sale will result in the dissolution of the Registrant and require the General Partners to liquidate the Registrant and distribute the proceeds therefrom to the Limited Partners. There is no assurance that the sale will be consummated since the closing is conditioned upon contingencies beyond the control of the Registrant. The Registrant anticipated final consummation of the sale to be completed in the third quarter of 1999.

The Cobblestone sales contract provides for a net sale price of $3,100,000. Accordingly, the property is recorded at its fair value less costs to sell.

The Woodhollow sales contract provides for a sale price of $14,600,000. Because the transaction is not closed at this time, the amount of the gain that may ultimately be realized of $7,200,029, net of sales costs, is included as a deferred gain as an adjustment in liquidation for both November 30, 1998 and February 29, 1999.

As a result of the partners approval to sell the properties and liquidate the Partnership, the Partnership's financial statements as of February 29, 1999 and November 30, 1998 have been prepared on a liquidation basis. Accordingly, assets have been valued at estimated net realizable value and liabilities include estimated costs associated with carrying out the plan of liquidation. The accompanying February 28, 1998 statements of operations and partners' deficit has been prepared on a going-concern (historical cost) basis.

If the sale of the properties is consummated, management believes there will be enough cash to discharge all liabilities and distribute excess proceeds to the limited partners. The Registrant will continue to manage the properties to
achieve  its  original  investment   objectives  until  the  time  of  sale  and
liquidation.

NOTE C:

The financial statements include only those assets, liabilities, and results of operations of the partners which relate to the business of Nooney Real Property Investors-Four, L.P. The statements do not include assets, liabilities, revenues or expenses attributable to the partners' individual activities. No provision has been made for federal and state income taxes since these taxes are the responsibility of the partners. In the opinion of the general partners, all adjustments (which include only normal recurring adjustments )necessary to present fairly the financial position, results of operations and changes in financial position at February 28, 1999 and for all periods presented have been made. The results of operations for the three-month period ended February 28, 1999 are not necessarily indicative of the results which may be expected for the entire year.

NOTE D:

The Registrant's properties are managed by Nooney, Inc., a wholly-owned subsidiary of CGS Real Estate Company. Nooney Capital Corp., a general partner, is a 75% owned subsidiary of S-P Properties, Inc. S-P Properties, Inc. is a wholly-owned subsidiary of CGS Real Estate Company.

NOTE E:

The income per limited partnership unit for the three months ended February 28, 1999 and 1998 was computed based on 13,529 units, the number of units outstanding during the periods.

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

Liquidity and Capital Resources

As a result of the partners approval to sell the properties and liquidate the Partnership, the Partnership's financial statements as of February 29, 1999 and November 30, 1998 have been prepared on a liquidation basis. Accordingly, assets have been valued at estimated net realizable value and liabilities include estimated costs associated with carrying out the plan of liquidation. The accompanying February 28, 1998 statements of operations and partners' deficit has been prepared on a going-concern (historical cost) basis.

If the sale of the properties is consummated, management believes there will be enough cash to discharge all liabilities and distribute excess proceeds to the limited partners. The Registrant will continue to manage the properties to
achieve  its  original  investment   objectives  until  the  time  of  sale  and
liquidation.

Cash on hand as of February 28, 1999 is $301,628, an increase of $74,255 from the year ended November 30, 1998. The increase in cash can primarily be attributed to the collection of billed accounts receivable that remained open as of November 30, 1998. During the quarter, cash flow provided by operating activities was $143,837 and was used to fund capital additions in the amount of $22,127 and payments were made on mortgage notes payable in the amount of $47,455. The Registrant anticipates capital expenditures from operations for the balance of 1999 to be as follows:

                                   Leasing Capital  Other Capital     Total
                                   ---------------  -------------     -----
   Cobblestone Court                   $  1,000       $      0       $  1,000
   Woodhollow Apartments                      0        170,666        170,666
                                       --------       --------       --------

                                       $  1,000       $170,666       $171,666
                                       ========       ========       ========

At Cobblestone Court, Leasing Capital consists of tenant alteration costs for an upcoming lease renewal. At Woodhollow Apartments, the Other Capital consists of expenditures for new heating and air conditioning units, new appliances for turnover units, tennis court resurfacing, and carpet/tile replacement in turnover units. These are capital items outside of the scope of the capital renovation program which is funded by draw requests submitted monthly per the new debt agreement effective November 30, 1998. The capital renovation program consists of new siding, parking lot overlay, interior hallway renovation, and exterior improvements. The total amount anticipated on this phase is $782,300. A portion of the anticipated renovation total was distributed at the loan closing on November 30, 1998.

On January 21, 1999, a plan to sell the Registrant's Woodhollow Apartments property and the Cobblestone Court Shopping Center property was approved by a majority of the limited partners by proxy. The Registrant has entered into sales contracts on both properties with American Spectrum Realty, Inc., an affiliate of Nooney Capital Corp., which serves as a general partner of the Registrant. The sales contracts provide that the purchase price will be appraised value and are subject to a due diligence period.

Consummation of the sale will result in the dissolution of the Registrant and require the General Partners to liquidate the Registrant and distribute the proceeds therefrom to the Limited Partners. There is no assurance that the sale will be consummated since the closing is conditioned upon contingencies beyond the control of the Registrant. The Registrant anticipates final consummation of the sale to be completed in the third quarter of 1999.

The Cobblestone sales contract provides for a net sale price of $3,100,000. Accordingly, the property is recorded at its fair value less costs to sell.

The Woodhollow sales contract provides for a sale price of $14,600,000. Because the transaction is not closed at this time, the amount of the gain that may ultimately be realized of $7,200,029, net of sales costs, is included as a deferred gain as an adjustment in liquidation for both November 30, 1998 and February 29, 1999.

On November 30, 1998, the Registrant refinanced the debt on both of its properties. A new note with an original balance of $13,500,465 secured by both Cobblestone Court and Woodhollow Apartments was obtained. There is a balance of undisbursed loan proceeds available for the capital renovation program at Woodhollow Apartments in the amount of $499,535. The note is at an interest rate of LIBOR + 2.75% and calls for monthly principal payments of $15,818. The interest rate on this loan at February 28, 1999 was 7.689%. The loan matures November 30, 2001. The balance of this loan at February 28, 1999 was $13,453,010. A capital draw in the amount of $101,649 was requested in February 1999 and not funded until March 1999. Upon consummation of sale, mentioned in Liquidity and Capital Resources, the Registrant intends to apply proceeds towards discharge of above listed debt.

Results of Operations

The results of operations for the Registrant's properties for the quarters ended February 28, 1999 and 1998 are detailed in the schedule below. Expenses of the Registrant are excluded.

                                       Woodhollow Apartments  Cobblestone Court
      1999                             ---------------------  -----------------
      ----
   Revenues                                  $ 610,843            $ 201,129
   Expenses                                    490,231              290,229
                                             ---------            ---------
   Net Income (Loss)                         $ 120,612            $ (89,100)
                                             =========            =========

      1998
      ----
   Revenues                                  $ 569,686            $ 278,713
   Expenses                                    584,305              262,001
                                             ---------            ---------
   Net (Loss) Income                         $ (14,619)           $  16,712
                                             =========            =========

At Woodhollow Apartments, revenues increased $41,157 when comparing the first quarter 1999 to the first quarter of 1998, due primarily to an increase in the amount of rental income ($44,399). This increase is mainly a result of higher rental rates in 1999. Expenses decreased $94,074 due mainly to a decrease in depreciation/amortization ($122,957) and interest expense ($12,065), partially offset by increases in payroll ($13,874) and other professional fees ($27,678). The large decrease in depreciation and amortization expense is due to liquidation basis accounting effective November 30, 1998 relating to the anticipated sale of property. The decrease in interest expense is due to the newly structured debt, which has a lower interest rate than was paid on the previous first mortgage. The increase in payroll is due to additional staff at the property and the increase in other professional fees is a result of costs associated with the impending sale and proxy issued in 1998.

At Cobblestone Court Shopping Center, revenues decreased by $77,584 when comparing the quarter ended February 28, 1999, to the quarter ended February 28, 1998. The decrease in income is primarily attributable to a decrease in the occupancy level which caused decreases in rental income ($24,923), common area maintenance reimbursements ($35,448), and real estate tax reimbursements ($13,549). Overall common area maintenance billings for 1999 are lower due to lower reimbursable expenses in 1998. Expenses increased $28,228 due to increases in snow removal ($16,699), other professional fees ($26,949), partially offset by decreases in real estate tax expense ($10,206) and contract cleaning ($4,088). The increase in other professional fees is due primarily to the expense of costs related to the impending sale and proxy issued in 1998. The decrease in real estate tax expense is due to the proposed property tax for 1999 being $44,417 lower than the tax paid in 1998.

The occupancy levels as of February 28, 1999, 1998, and 1997 are as follows:

                                             Occupancy levels as of February 28,
                                             -----------------------------------
   Property                                    1999         1998         1997
   --------                                    ----         ----         ----

   Woodhollow Apartments                        94%          93%          91%
   Cobblestone Court                            59%          67%          84%

At Woodhollow Apartments the occupancy increased 1% when comparing first quarter of 1999 to first quarter of 1998. The Registrant anticipates that occupancy will return to the 95% plus level during the second quarter and will remain high for the balance of 1999 and the current renovation program will help the overall presentation of the property.

At Cobblestone Court, occupancy decreased 8% when comparing the two quarters and remained consistent with the level at year end 1998. Final revisions are being made on a new ten year lease that will commence in 1999 and will occupy 11% (11,500 square feet) of the current vacant square footage. Cobblestone Court has two major tenants which occupy 26% and 9% of the available space on leases which expire January 2001 and April 2001, respectively. The Registrant is in the process of planning a renovation on the shopping center that will make it more marketable to potential tenants.

Year 2000 Issues

Information Technology Systems

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

Non-Information Technology Systems

At the request of the Registrant, its property managers have completed their review of the major datesensitive non-information technology systems such as elevators, heating, ventilation, air conditioning and cooling ("HVAC") systems, locks, and other like systems in the Registrant's properties and have determined that such systems are materially Year 2000 compliant. In some of the Registrant's properties, its property managers have utilized the services of third-party consultants in making this determination, while in other properties, the property managers have internally made such determinations. The Registrant does separately track the internal costs incurred for its Year 2000 project. The Registrant does not believe that the Year 2000 issue will pose significant problems to the Registrant's Information technology systems and non-Information technology systems, or that resolution of any potential problems with respect to such systems will have a material effect on the Registrant's financial condition or results of operations.

Material Third Parties' Systems Failures

The most reasonable likely worst case scenario facing the Registrant as a result of the Year 2000 problem would be the inability of its tenants to pay rent as a result of a breakdown in such tenants' (or other financial service providers') computer or the refusal of such tenants to pay their rent as a result of the Registrant's inability to provide services due to non-Information technology systems failure. Failure in a tenant's computer systems may cause delays in such tenant's ability to process its accounting records and to make timely rent payments. However, any such delays in rent payments, whether caused by systems failure of tenant, property manager or a combination of the two, should not have a materially adverse effect on the Registrant's business or results of operations.

Risks

While delays caused by the failure of the tenants' or the property managers' accounting or supply systems would likely not adversely affect the Registrant's business or results of operations, non-Information technology systems failure in the Registrants's properties could lead to tenants attempting to withhold their rent payments, which could materially adversely effect the Registrant's business, results of operations and financial conditions as a result of increased legal costs. The Registrant believes that such material effect is primarily limited to items of a utility nature furnished by third parties to the Registrant and a wide universe of other customers. Included are such items as electricity, natural gas, telephone service, and water, all of which are not readily susceptible to alternate sources and which in all likelihood should be available in some form. The Registrant has been unable to obtain assurances from such utility companies as to their Year 2000 compliance, and does not expect that such assurances will be forthcoming.

Such non-Information technology systems failure could force tenants to use the stairs in such properties, rather than the elevators. However, none of the properties owned by the Registrant is a high-rise building where such an elevator failure could cause a material adverse effect to the operations of its tenants, although such failure could make it impossible for any disabled tenants or any disabled customers to access such properties. Moreover, as previously discussed, the Registrant may suffer adverse effects in its results of operations and financial condition as a result of utility or HVAC failures, for example. Such events could lead the tenants of the Registrant to withhold rent, in the event that the Registrant's properties are not usable for their intended purposes. The Registrant does not believe that rent abatement would be a lawful tenant remedy for short term obligations unless such failure extend for a period of 30 consecutive days. The Registrant intends to pursue its remedies for any such breach of its rent obligations by a Tenant expeditiously and to the full extend permitted by law.

1999 Comparisons

As of February 28, 1999, consolidated revenues were $814,662 and for the three-month period ended February 28, 1998, they were $848,737. This decrease in revenues of $34,075 is due to the decrease in rental income at Cobblestone Court as a result of the lower occupancy level. Consolidated expenses for the quarters ended February 28, 1999 and 1998, were $710,918 and $846,366, respectively. Consolidated expenses decreased $135,448 due to the lack of expenses as a result of converting to the liquidation basis at November 30, 1998, namely depreciation and amortization. Other operating expenses increased by $52,955 due to increases in snow removal ($17,835), payroll ($14,646), cleaning service ($7,972), and other professional fees ($48,965). These increases were partially offset by decreases in repairs and maintenance related expenses ($12,920), interest expense ($12,878), management fees ($5,541), and utility expense ($5,124). The large increases and/or decreases for snow removal, payroll, and other professional fees have been explained in the property comparisons.

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

Inflation

The effects of inflation did not have a material impact upon the Registrant's operation in fiscal l998 and are not expected to materially affect the Registrant's operation in l998.

PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K


         (a) Exhibits

              See Exhibit Index

         (b) Reports on Form 8-K

              On February 2, 1999, the Registrant filed a report on Form 8-K which reported an Item 5, Other Events.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:   April 14, 1999                NOONEY REAL PROPERTY INVESTORS-FOUR, L.P.
      -----------------------

                                       BY:   NOONEY CAPITAL CORP.
                                             General Partner


                                       BY:     /s/ Gregory J. Nooney, Jr.
                                               ---------------------------------
                                               Gregory J. Nooney, Jr.
                                               Vice Chairman

                                               /s/ Patricia A. Nooney
                                               ---------------------------------
                                               Patricia A. Nooney
                                               President and Secretary

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