Form 10-Q
period 1999-05-31
NOONEY REAL PROPERTY INVESTORS FOUR L P
filed 1999-07-15
CIK 700720

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarter period ended     May 31, 1999
                            ----------------------------------------------------

                                       OR


___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                    To
                               -------------------------------------------------

                         Commission file number 0-11023
                                                -------

                    NOONEY REAL PROPERTY INVESTORS-FOUR, L.P.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          Missouri                                               43-1250566
-------------------------------                            ---------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

One Memorial Drive, Suite 1000                                   63102-2449
----------------------------------------                   ---------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code           (314) 206-4600
                                                   -----------------------------

            500 North Broadway, Suite 1200, St. Louis, MO 63102-2124
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDING DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12,13, or 15 (d)of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes___ No___

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date ______.

PART I
ITEM 1 - FINANCIAL STATEMENTS:

                    NOONEY REAL PROPERTY INVESTORS-FOUR, L.P.
                             (A LIMITED PARTNERSHIP)
                                  BALANCE SHEET
                    AS OF MAY 31, 1999 (GOING-CONCERN BASIS)
                   STATEMENT OF NET LIABILITIES IN LIQUIDATION
                   AS OF NOVEMBER 30, 1998 (LIQUIDATION BASIS)


                                                   May 31,      November 30,
                                                    1999           1998
                                                (Unaudited)
                                                -----------     -----------

ASSETS:
     Cash                                      $    160,065     $    227,373
     Accounts receivable                            140,149          106,023
     Prepaid expenses and deposits                   48,055                0
     Investment property, at cost:
         Land                                     2,219,236             --
         Buildings and improvements              19,633,894             --
                                               ------------     ------------
                                                 21,853,130             --
     Less accumulated depreciation               10,776,748             --
                                               ------------     ------------
                                                 11,076,382             --
     Investment property held for sale                    0       17,585,000

     Deferred expenses - at amortized cost          180,615                0
                                               ------------     ------------
                                               $ 11,605,266     $ 17,918,396
                                               ============     ============
LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
     Deferred gain on real estate asset        $          0     $  7,200,029
     Reserve for estimated costs during the
         period of liquidation                            0           10,000
     Accounts payable and accrued expenses          189,830          263,459
     Accrued real estate taxes                       51,888                0
     Mortgage notes payable                      13,747,369       13,500,465
     Refundable tenant deposits                      74,167           72,976
                                               ------------     ------------
                                                 14,063,254       21,046,929

NET LIABILITIES IN LIQUIDATION                            0     $ (3,128,533)
                                               ------------     ============
PARTNERS' EQUITY (DEFICIENCY IN ASSETS)          (2,457,988)
                                               ------------

TOTAL LIABILITIES AND PARTNER'S EQUITY         $ 11,605,266
                                               ============


                 SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS


                    NOONEY REAL PROPERTY INVESTORS-FOUR, L.P.
                             (A LIMITED PARTNERSHIP)
                 STATEMENTS OF OPERATIONS AND PARTNERS' DEFICIT
                                   (UNAUDITED)

                                              Three Months Ended             Six Months Ended
                                             May 31,        May 31,        May 31,        May 31,
                                              1999           1998           1999           1998
                                              ----           ----           ----           ----
     REVENUES:
     Rental and other income              $   845,093    $   829,046    $ 1,659,699    $ 1,677,349
     Interest                                       0            736             56          1,170
                                          -----------    -----------    -----------    -----------
                                              845,093        829,782      1,659,755      1,678,519

     EXPENSES:
     Interest                                 261,705        287,956        536,395        575,524
     Depreciation and amortization             25,540        128,275         25,540        251,868
     Real estate taxes                        121,564        113,437        181,060        215,708
     Property management fees paid to
         Nooney Inc.                           44,095         43,852         83,761         89,060
     Reimbursement to Nooney Inc.
         for partnership management
         services and indirect expenses        10,000         10,000         20,000         20,000
     Repairs & Maintenance expenses            53,679         50,076         84,393         93,709
     Payroll expenses                          93,097         87,421        162,199        141,876
     Insurance expenses                        44,298         24,207         44,298         50,278
     Cleaning expenses                         29,038         22,269         51,743         42,877
     Utility expenses                          44,372         37,233         74,023         72,008
     Professional fee expenses                 43,007         32,194        108,926         48,721
     Snow Removal                               8,825          2,206         46,529         22,075
     Other operating expenses                (500,928)        64,263       (429,657)       126,052
                                          -----------    -----------    -----------    -----------

                                              278,292        903,389        989,210      1,749,756
                                          -----------    -----------    -----------    -----------
NET INCOME (LOSS)                         $   566,801    $   (73,607)   $   670,545    $   (71,237)
                                          ===========    ===========    ===========    ===========

NET INCOME (LOSS) PER LIMITED
 PARTNERSHIP UNIT                         $     41.17    $     (5.35)   $     48.70    $     (5.17)
                                          ===========    ===========    ===========    ===========

PARTNERS' DEFICIT:
     Beginning of Period                  $(3,024,789)   $(1,685,575)   $(3,128,533)   $(1,687,945)
     Net Income (Loss)                        566,801        (73,607)       670,545        (71,237)
                                          -----------    -----------    -----------    -----------

     End of Period                        $(2,457,988)   $(1,759,182)   $(2,457,988)   $(1,759,182)
                                          ===========    ===========    ===========    ===========


                 SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS
                                      -3-

                    NOONEY REAL PROPERTY INVESTORS-FOUR, L.P.
                             (A LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                      Six Months Ended
                                                     May 31,      May 31,
                                                      1999         1998
                                                      ----         ----

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net Income (Loss)                                 $ 670,545    $ (71,237)
 Adjustments to reconcile net income (loss) to
 cash provided by operating activities:
   Depreciation and amortization                      25,540      251,868
   Removal of liquidation basis                     (585,461)           0

 Changes in assets and liabilities:
   (Increase) Decrease in accounts receivable        (34,126)      12,427
   Increase in prepaid expenses and deposits         (14,223)     (66,528)
   Increase in deferred expense                       (5,626)           0
   Decrease (Increase) in current liabilities         20,550      (77,890)
                                                   ---------    ---------

     Total Adjustments                              (593,346)     119,877
                                                   ---------    ---------

       Net cash provided by operating activities      77,199       48,640
                                                   ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Additions to investment property                    (52,617)     (58,626)
 Property additions using Capital Reserve Escrow    (338,794)      (1,142)

       Net cash used in investing activities        (391,411)     (59,768)
                                                   ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Payments on mortgage notes payable                  (94,910)     (51,234)
 Capital Reserve Funding                             341,815            0
  (Draws on Undisbursed Loan Proceeds)             ---------    ---------

       Net cash from financing activities            246,904      (51,234)
                                                   ---------    ---------

NET DECREASE IN CASH                                 (67,308)     (62,362)

CASH, Beginning of period                            227,373      327,910
                                                   ---------    ---------

CASH, End of period                                $ 160,065    $ 265,548
                                                   =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
INFORMATION-Cash paid during the period
              for interest                         $ 536,395    $ 608,259
                                                   =========    =========


                 SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                    NOONEY REAL PROPERTY INVESTORS-FOUR, L.P.

                             (A LIMITED PARTNERSHIP)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                THREE AND SIX MONTHS ENDED MAY 31, 1999 AND 1998

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

NOTE B:

As previously reported, the Registrant entered into contracts on November 13, 1998 to sell both of Registrant's properties to American Spectrum Realty, Inc. ("ASR"), an affiliate of the general partner of the Registrant. Pursuant to a proxy statement and majority vote, the limited partners approved the sale on January 21, 1999, at a special meeting held for that purpose.

Under the terms of the contracts, ASR was to have satisfied or waived all contingencies contained in the contracts by April 6, 1999. Certain of the contingencies were not satisfied or waived by that date and the general partner agreed to extend the contingency period for 30 days. Since the time period for satisfying the contingencies was extended, no earnest money was deposited by ASR. Subsequently, the contingency period was extended for two additional 30-day periods, the final one expiring July 7, 1999.

On July 7, 1999, certain contingencies remained unfulfilled and not waived and the general partner elected not to grant any further extensions and the sale contracts have become null and void. (See Note D)

The general partner is now re-evaluating several options regarding the sale of the properties and liquidation of the partnership.

NOTE C:

The financial statements include only those assets, liabilities, and results of operations of the partners which relate to the business of Nooney Real Property Investors-Four, L.P. The statements do not include assets, liabilities, revenues or expenses attributable to the partners' individual activities. No provision has been made for federal and state income taxes since these taxes are the responsibility of the partners. In the opinion of the general partners, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at May 31, 1999 and for all periods presented have been made. The results for the three-month and six-month period ended May 31, 1999 are not necessarily indicative of the results which may be expected for the entire year.

NOTE D:

On June 25, 1999, a complaint was filed in the United States District Court for the Eastern District of Missouri by Bond Purchase, L.L.C. against the Registrant and its general partner, Nooney Capital Corporation (No. 4:99CV01031CEJ). The complaint alleges that the defendants arranged for the sale of partnership assets to American Spectrum Realty, Inc., an entity affiliated with Nooney Capital Corporation, at a price which is $1 million less than another entity affiliated with the plaintiff is willing to pay. The complaint further alleges that Nooney Capital Corporation, as a general partner of the partnership, filed a proxy statement relating to the sale of partnership assets which omitted certain unspecified material facts and which otherwise failed to provide complete information to the limited partners. In addition, the complaint alleges that the defendants refused to allow the plaintiff access to the books and records of the partnership. The complaint seeks injunctive relief against the proposed sale of the partnership assets, damages for alleged violations of the Securities Exchange Act, damages for alleged breaches of fiduciary duty, appointment of a receiver for the partnership and an accounting. The Registrant believes it has meritorious defenses and intends to vigorously oppose this lawsuit.

The Partnership's financial statements as of November 30, 1998 were prepared on a liquidation basis. Accordingly, assets were valued at estimated net realizable value and liabilities included estimated costs associated with carrying out the plan of liquidation. The accompanying May 31, 1999 and 1998 statements of operations and partners' deficit have been prepared on a going-concern (historical cost) basis due to the change in the properties' status, as the sale of the properties was not eminent. The cost of liquidation and various accruals made when adopting liquidation basis ($585,461) have been reversed in the 2nd of quarter 1999. The reversal of liquidation basis adjustments are reflected in the other operating expenses on the statement of operations for the three and six month period ended May 31, 1999.


NOTE E:

The Registrant's properties are managed by Nooney, Inc., a wholly-owned subsidiary of CGS Real Estate Company. Nooney Capital Corp., a general partner, is a 75% owned subsidiary of S-P Properties, Inc. S-P Properties, Inc. is a wholly-owned subsidiary of CGS Real Estate Company.


NOTE F:

The income (loss) per limited partnership unit for the three and six months ended May 31, 1999 and May 31, 1998 was computed based on 13,529 units, the number of units outstanding during the periods.

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

Liquidity and Capital Resources

Cash on hand as of May 31, 1999 is $160,065, a decrease of $67,308 from year end November 30, 1998. The decrease in cash balances can primarily be attributed to timing of payments for insurance premiums for both Woodhollow Apartments and Cobblestone Court Shopping Center, in addition to a semi-annual tax payment made on behalf of Cobblestone Court Shopping Center. Cash produced from operating activity for the six months ended May 31, 1999 was $77,199. Capital additions were made in the amount of $52,617 and payments on mortgage notes in the amount of $94,910 for this six month period were made. Capital expenditures by property anticipated for the balance of the year are as follows:

                           Leasing Capital   Other Capital        Total
                           ---------------   -------------        -----

 Cobblestone Court             $  1,000        $      0        $  1,000
 Woodhollow Apartments                0         102,963         102,963
                               --------        --------        --------

                               $  1,000        $102,963        $103,963
                               ========        ========        ========

At Cobblestone Court Shopping Center, Leasing Capital consists of tenant alteration costs for an upcoming lease renewal. At Woodhollow Apartments, the Other Capital consists of expenditures for new heating and air conditioning units, new appliances for turnover units, tennis court resurfacing, and carpet/tile replacement in turnover units. These are capital items outside of the scope of the capital renovation program which is funded by draw requests submitted monthly per the new debt agreement effective November 30, 1998. The capital renovation program consists of new siding, parking lot overlay, interior hallway renovation, and exterior improvements. The total amount anticipated on this phase is $782,300. During the 2nd quarter of 1999 capital reserve draws were funded in the amount of $341,815, therefore increasing outstanding debt. The amount of capital improvements made during this period with above funds were $338,794. The Registrant anticipates this renovation phase will be completed in 3rd quarter 1999.

As previously reported, the Registrant entered into agreements on November 13, 1998, to sell both of the Registrant's properties to American Spectrum Realty, Inc., an affiliate of the general partner of the Registrant. The proposed sale was approved by a majority of the limited partners at a special meeting held on January 21, 1999. The agreements have terminated in accordance with their terms.

The general partner is currently evaluating the alternatives available to the Registrant with respect to disposition of the Registrant's properties and liquidation of the Registrant.

On November 30, 1998, the Registrant refinanced the debt on both of its properties. A new note with an original balance of $13,500,465 secured by both Cobblestone Court and Woodhollow Apartments was obtained. As of May 31, 1999 the principal balance due is $13,747,369. There is a balance of undisbursed loan proceeds available for the capital renovation program at Woodhollow Apartments in the amount of $157,720. The note is at an interest rate of LIBOR + 2.75% and calls for monthly principal payments of $15,818. The interest rate on this loan at May 31, 1999 was 7.654%. The loan matures November 30, 2001.

The long term liquidity of the Registrant is dependent on its ability to fund future capital expenditures and mortgage payments, maintain high occupancy and negotiate with lenders the renewal and/or refinancing of certain mortgage debt as it matures.

Results of Property Operations

The results of operations for the Registrant's properties for the three months ended May 31, 1999 and 1998 are detailed in the schedule below. Revenues and expenses of the Registrant are excluded.

                           Woodhollow Apartments      Cobblestone Court
                           ---------------------      -----------------
 1999
 ----
Revenues                        $ 614,023                $ 223,239
Expenses                          544,812                  249,657
                                ---------                ---------
Net Income (Loss)               $  69,211                $ (26,418)
                                =========                =========

 1998
 ----
Revenues                        $ 589,619                $ 239,525
Expenses                          629,942                  273,388
                                ---------                ---------
Net Loss                        $ (40,323)               $ (33,863)
                                =========                =========


At Woodhollow Apartments, revenues increased $24,404 when comparing the second quarter of 1999 to the second quarter of 1998. This increase in revenue was partially offset by an added number of rent concessions given for incentive purposes to both new and renewing tenants. Expenses decreased $85,130 due to decreases in depreciation/amortization ($119,311) and interest expense ($18,528). These decreases in expense were partially offset by increases in maintenance payroll ($6,552) primarily attributable to additional maintenance hours, repairs & maintenance plumbing ($5,515), pool maintenance ($7,838), snow removal ($5,259), turnover related expenses ($12,465), corporate unit expense ($8,285), other professional fees ($4,496), and other operating expenses ($2,299). The large decrease in depreciation and amortization expense is due to liquidation basis accounting effective November 30, 1998 and extending throughout 2nd quarter 1999, relating to the anticipated sale of the properties and liquidation of the partnership. The decrease in interest expense is due to the newly structured debt, which has a lower interest rate than was paid on the previous first mortgage. The increase in repairs and maintenance plumbing and pool maintenance is due to an increased amount of repairs needed at the property. The increase in turnover expenses can be attributed to the increase in updating vacant units prior to occupancy. There has been an increase in the amount of corporate units at the property, therefore increasing the amount of related expenses. The additional professional fees are a result of costs associated with the prior impending sale and proxy issued in 1998.

At Cobblestone Court Shopping Center, revenues decreased by $16,286 when comparing the quarter ended May 31, 1999 to the quarter ended May 31, 1998. The decrease in income is primarily attributable to the drop in the occupancy level. The decrease in revenues totaled $37,610 and was partially offset by an increase in percentage rent of $21,324. This increase in percentage rent is due to higher reported sales from tenants that were billed during the 2nd quarter of 1999. Expenses decreased $23,731 due to decreases in real estate tax ($11,936), tax penalty expense ($13,520), cleaning expenses ($4,729), and interest expense ($7,723). These decreases were partially offset by increases in repairs & maintenance building ($2,936), fire/crime prevention ($3,803), and professional fees ($7,614). The decrease in real estate tax expense is due to a lower 1999 annual tax bill, and the decrease for tax penalties is due to the 1st installment of the 1999 taxes being paid on time, unlike the late payment for this period in 1998. The decrease in cleaning is due to a new lower monthly contract cleaning service and the lower interest expense can be attributed to the newly structured debt with a lower interest rate. The increase in repairs and maintenance building and fire/crime prevention is due to additional repair costs at the property. The increased professional fees can be attributed to costs associated with the prior impending sale and proxy issued.

The occupancy levels at the Registrant's properties during the second quarter decreased at both Cobblestone Court and Woodhollow Apartments. The occupancy levels at May 31, 1999, 1998 and 1997 are as follows:

                                          Occupancy levels as of May 31,
      Property                            1999         1998         1997
      --------                            ----         ----         ----

Cobblestone Court Shopping Center          54%          64%          74%
Woodhollow Apartments                      91%          94%          93%

At Cobblestone Court Shopping Center, leasing activity during the second quarter consisted of one tenant occupying 3,167 square feet vacating their space and one tenant renewing their lease for five years. The Registrant is negotiating with a potential tenant for a five-year lease commencing in 1999 that will occupy 3,242 square feet. The property has two major tenants which occupy 26% and 9% of the available space on leases that expire January 2001 and April 2001, respectively.

At Woodhollow Apartments, the occupancy decreased by 3% during the quarter. The Registrant anticipates occupancy increasing to above 95% during the third quarter of 1999 as demand for apartments in the West St. Louis County area continues to be strong and the renovation program at the property is close to being complete.

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

Non-Information Technology Systems

At the request of the Registrant, its property managers have completed their review of the major date-sensitive non-information technology systems such as elevators, heating, ventilation, air conditioning and cooling ("HVAC") systems, locks, and other like systems in the Registrant's properties and have determined that such systems are materially Year 2000 compliant. In some of the Registrant's properties, its property managers have utilized the services of third-party consultants in making this determination, while in other properties, the property managers have internally made such determinations. The Registrant does separately track the internal costs incurred for its Year 2000 project. The Registrant does not believe that the Year 2000 issue will pose significant problems to the Registrant's Information technology systems and non-Information technology systems, or that resolution of any potential problems with respect to such systems will have a material effect on the Registrant's financial condition or results of operations.

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

1999 Comparisons

The Partnership's financial statements as of November 30, 1998 were prepared on a liquidation basis. Accordingly, assets were valued at estimated net realizable value and liabilities included estimated costs associated with carrying out the plan of liquidation. The accompanying May 31, 1999 and 1998 statements of operations and partners' deficit have been prepared on a going-concern (historical cost) basis due to the change in the properties' status, as the sale of the properties was not eminent. The cost of liquidation and various accruals made when adopting liquidation basis ($585,461) have been reversed in the 2nd of quarter 1999. The reversal of liquidation basis adjustments are reflected in the other operating expenses on the statement of operations for the three and six month period ended May 31, 1999.

For the three and six month periods ended May 31, 1999, the Registrant's consolidated revenues were $845,093 and $1,659,755, respectively. Revenues increased $15,311 for the three month period when compared to that of prior year. This increase in revenues can be attributed to increases in percentage rent income ($21,324), gross potential rent income ($23,925), and corporate unit income ($7,177). These increases were partially offset by decreases in base rental income ($18,425), common area maintenance income ($7,162), real estate tax income ($8,613), and other income ($2,915). The increases in percentage rent, gross potential rent, and corporate unit income are due to the reasons mentioned previously in the property comparisons. The decreases in base rental income, common area maintenance income, and real estate tax income are due to the lower occupancy level at Cobblestone Court. The decrease of $18,764 in for the six month period is due to decreases in base rental income ($43,347), common area maintenance income ($42,609), and real estate tax income ($22,163), again, also all attributable to the lower occupancy level at Cobblestone Court. An increase in vacancy also contributed to the decrease in income. These decreases in income were partially offset by increases in percentage rent ($18,955), gross potential rent ($41,683), other income ($2,343), and corporate unit income ($13,554). The increases in percentage rent income, gross potential rent, and corporate unit income have all been addressed separately in the property comparisons.

Consolidated expenses for the three months ended May 31, 1999 and the three months ended May 31, 1998 were $278,292 and $903,389, respectively. The decrease of $625,097 for the period can be attributable to decreases in interest expense ($26,251), depreciation ($102,375), and other operating expenses ($564,292). These decreases were partially offset by increases in payroll ($5,676), cleaning expense ($6,769), utilities ($7,139), professional fees ($10,813), snow removal ($6,619), repairs and maintenance related expenses ($3,603), real estate tax expense ($8,127), and insurance ($20,091). The decrease in interest expense is due to the newly acquired loan with a more favorable interest rate and the depreciation decrease is due to the "held for sale" status of the properties during 2nd quarter 1999. The decrease in tax expense is due to the lower taxes at Cobblestone Court, as mentioned in the property comparisons. As previously discussed, the significant decrease in other operating expenses can be attributed to the removal of the liquidation costs and various accruals. The increases reflected in the various expense accounts were addressed in the property comparisons. When comparing the six months ended May 31, 1999 and 1998, consolidated expenses were $989,210 and $1,749,756, respectively. The decrease of $760,546 can be attributed to decreases in interest expense ($39,129), depreciation ($226,328), real estate tax expense ($34,648), management fees ($5,299), repairs & maintenance related expenses ($9,316), other operating expenses ($555,708), and insurance expense ($5,980). These decreases were partially offset by increases in payroll ($20,323), cleaning expenses ($8,866), professional fees ($60,205), and snow removal ($24,454). All fluctuations in expenses have been explained in the three month period and/or the property comparisons.

1998 Comparisons

For the three and six month ended May 31, 1998, the Registrant's consolidated revenues were $829,782 and $1,678,519, respectively. Revenues decreased $12,773 and $18,273 for the three and six month periods ended May 31, 1998 as compared to the same periods ended May 31, 1997. The decrease in revenues can be attributable to the lower occupancy level at Cobblestone Court. Consolidated expenses for the three months ended May 31, 1998 and three months ended May 31, 1997 were $903,389 and $878,026 respectively. The increase in consolidated expenses for the three months ended 1998 was $25,363 when compared to May 31, 1997. Expenses that increased were interest expense ($6,190), depreciation ($10,946), payroll expenses ($19,543), repairs and maintenance expenses ($7,259), and professional fees ($4,186). These increases were partially offset by decreases in snow removal ($9,866), renovation landscaping ($8,075), fire/crime prevention ($4,080), and insurance ($1,792). When comparing the six months ended May 31, 1998 and May 31, 1997, consolidated expenses were $1,749,756 and $1,778,172, respectively, a decrease of $28,416. The decrease can be attributable to decreases in snow removal ($31,216) and professional fees ($29,936) due to legal costs incurred in the potential sale of Cobblestone. These decreases were partially offset by increases in interest expense ($14,959) due to additional borrowings secured by second mortgages in 1997 for Cobblestone and depreciation/amortization ($17,195).

Inflation

The effects of inflation did not have a material impact upon the Registrant's operation is fiscal 1998 and are not expected to materially affect the Registrant's operations in 1999.

PART II.  OTHER INFORMATION

Item 1: Litigation

On June 25, 1999, a complaint was filed in the United States District Court for the Eastern District of Missouri by Bond Purchase, L.L.C. against the Registrant and its general partner, Nooney Capital Corporation (No. 4:99CV01031CEJ). The complaint alleges that the defendants arranged for the sale of partnership assets to American Spectrum Realty, Inc., an entity affiliated with Nooney Capital Corporation, at a price which is $1 million less than another entity affiliated with the plaintiff is willing to pay. The complaint further alleges that Nooney Capital Corporation, as a general partner of the partnership, filed a proxy statement relating to the sale of partnership assets which omitted certain unspecified material facts and which otherwise failed to provide complete information to the limited partners. In addition, the complaint alleges that the defendants refused to allow the plaintiff access to the books and records of the partnership. The complaint seeks injunctive relief against the proposed sale of the partnership assets, damages for alleged violations of the Securities Exchange Act, damages for alleged breaches of fiduciary duty, appointment of a receiver for the partnership and an accounting. The Registrant believes it has meritorious defenses and intends to vigorously oppose this lawsuit.

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

            See Exhibit Index

        (b) Reports on Form 8-K

            None



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:   July 15, 1999                 NOONEY REAL PROPERTY INVESTORS-FOUR, L.P.
      ----------------------

                                       BY:   NOONEY CAPITAL CORPORATION
                                             General Partner

                                       BY:   /s/ Gregory J. Nooney, Jr.
                                             -----------------------------------
                                             Gregory J. Nooney, Jr.
                                             Vice Chairman

                                             /s/ Patricia A. Nooney
                                             -----------------------------------
                                             Patricia A. Nooney
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