Form 10-Q
period 1999-08-31
NOONEY REAL PROPERTY INVESTORS FOUR L P
filed 1999-10-13
CIK 700720

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q

(Mark One)

_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarter period ended     August 31, 1999
                            ----------------------------------------------------

                                       OR


___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                    To
                               -------------------------------------------------

                         Commission file number 0-11023
                                                -------

                    NOONEY REAL PROPERTY INVESTORS-FOUR, L.P.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          Missouri                                               43-1250566
-------------------------------                            ---------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

One Memorial Drive, Suite 1000, St. Louis, MO                    63102-2449
---------------------------------------------              ---------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code         (314) 206-4600
                                                   -----------------------------

                500 N. Broadway, Suite 1200, St. Louis, MO 63102
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

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

PART I
ITEM 1 - FINANCIAL STATEMENTS:
-----------------------------


                    NOONEY REAL PROPERTY INVESTORS-FOUR, L.P.
                    -----------------------------------------

                             (A LIMITED PARTNERSHIP)
                             -----------------------

                                 BALANCE SHEETS
                                 --------------

                                                      August 31,   November 30,
                                                        1999           1998
                                                     (Unaudited)
                                                     -----------   ------------

ASSETS:
     Cash                                           $    121,929   $    227,373
     Accounts receivable                                 139,964        106,023
     Prepaid expenses and deposits                        30,081              0
     Investment property, at cost:
         Land                                          1,013,858           --
         Buildings and improvements                   15,145,673           --
                                                    ------------   ------------
                                                      16,159,531           --
     Less accumulated depreciation                     8,502,254           --
                                                    ------------   ------------
                                                       7,657,277           --
     Investment property held for sale                 3,400,000     17,585,000

     Deferred expenses - at amortized cost               114,382              0
                                                    ------------   ------------
                                                    $ 11,463,633   $ 17,918,396
                                                    ============   ============
LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
     Deferred gain on real estate asset             $          0   $  7,200,029
     Reserve for estimated costs during the period
         of liquidation                                        0         10,000
     Accounts payable and accrued expenses               356,615        263,459
     Accrued real estate taxes                           121,243              0
     Mortgage notes payable                           13,857,633     13,500,465
     Refundable tenant deposits                           73,077         72,976
                                                    ------------   ------------
                                                      14,408,568     21,046,929

NET LIABILITIES IN LIQUIDATION                                 0   $ (3,128,533)
                                                    ------------   ============
PARTNERS' EQUITY (DEFICIENCY IN ASSETS)               (2,944,935)
                                                    ------------

TOTAL LIABILITIES AND PARTNER'S EQUITY              $ 11,463,633
                                                    ============


                 SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                    NOONEY REAL PROPERTY INVESTORS-FOUR, L.P.
                    -----------------------------------------

                             (A LIMITED PARTNERSHIP)
                             -----------------------

                 STATEMENTS OF OPERATIONS AND PARTNERS' DEFICIT
                 ----------------------------------------------

                                   (UNAUDITED)
                                   -----------


                                                     Three Months Ended          Nine Months Ended
                                                  August 31,    August 31,    August 31,    August 31,
                                                     1999          1998          1999          1998
                                                  ----------    ----------    ----------    ----------

REVENUES:
     Rental and other income                     $   802,586   $   841,024   $ 2,463,431   $ 2,518,372
     Interest                                              0         1,489            56         2,660
                                                 -----------   -----------   -----------   -----------
                                                     802,586       842,513     2,463,487     2,521,032

EXPENSES:
     Interest                                        277,398       287,796       813,794       863,320
     Depreciation and amortization                   420,403       127,192       445,943       379,059
     Real estate taxes                                88,572       113,773       269,632       329,481
     Property management fees paid to
         American Spectrum Midwest                    43,168        44,350       126,930       133,410
     Reimbursement to American Spectrum Midwest
         for partnership management
         services and indirect expenses               10,000        10,000        30,000        30,000
     Repairs & Maintenance expenses                   61,321        60,764       155,725       154,472
     Payroll expenses                                 93,089        79,154       255,288       221,030
     Insurance expenses                               22,752        22,373        67,049        72,652
     Cleaning expenses                                31,783        19,732        84,602        62,608
     Utility expenses                                 47,990        40,469       119,164       112,476
     Professional fee expenses                       121,367        37,219       250,131        85,939
     Corporate unit expenses                          26,228        16,131        62,247        38,949
     Other operating expenses                         45,463        47,375      (400,615)      172,688
                                                 -----------   -----------   -----------   -----------

                                                   1,289,534       906,328     2,279,889     2,656,084
                                                 -----------   -----------   -----------   -----------
NET (LOSS) INCOME                                $  (486,947)  $   (63,815)  $   183,598   $  (135,052)
                                                 ===========   ===========   ===========   ===========

NET (LOSS) INCOME PER LIMITED
     PARTNERSHIP UNIT                            $    (35.37)  $     (4.64)  $     13.34   $     (9.81)
                                                 ===========   ===========   ===========   ===========

PARTNERS' DEFICIT:
     Beginning of Period                         $(2,457,988)  $(1,759,182)  $(3,128,533)  $(1,687,945)
     Net (Loss) Income                              (486,947)      (63,815)      183,598      (135,052)
                                                 -----------   -----------   -----------   -----------

     End of Period                               $(2,944,935)  $(1,822,997)  $(2,944,935)  $(1,822,997)
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



                 SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                    NOONEY REAL PROPERTY INVESTORS-FOUR, L.P.
                    -----------------------------------------

                             (A LIMITED PARTNERSHIP)
                             -----------------------

                            STATEMENTS OF CASH FLOWS
                            ------------------------

                                   (UNAUDITED)
                                   -----------

                                                           Nine Months Ended
                                                        August 31,   August 31,
                                                          1999          1998
                                                          ----          ----


CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income (Loss)                                  $ 183,598   $(135,052)
     Adjustments to reconcile net income (loss) to
     net cash provided by operating activities:
         Depreciation and amortization                    445,943     379,059
         Removal of liquidation basis entries            (585,461)          0

     Changes in assets and liabilities:
         Increase in accounts receivable                  (33,941)    (18,099)
         Decrease (Increase) in prepaid expenses
           and deposits                                    44,830     (45,302)
         Increase in deferred expenses                     47,877           0
         Increase in current liabilities                  214,500      36,876
                                                        ---------   ---------

         Total Adjustments                                133,748     352,534
                                                        ---------   ---------

             Net cash provided by operating
               activities                                 317,345     217,482
                                                        ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to investment property                    (280,422)   (166,700)
     Additions using Capital Reserve Escrow              (499,535)    (59,687)
                                                        ---------   ---------

             Net cash used in investing activities       (779,957)   (226,387)
                                                        ---------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on mortgage notes payable                  (142,367)    (77,632)
     Funding on mortgage notes payable                    499,535           0
                                                        ---------   ---------

             Net cash from financing activities           357,168     (77,632)
                                                        ---------   ---------

NET DECREASE IN CASH                                     (105,444)    (86,537)

CASH, Beginning of period                                 227,373     327,910
                                                        ---------   ---------

CASH, End of period                                     $ 121,929   $ 241,373
                                                        =========   =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
INFORMATION - Cash paid during the period for interest  $ 718,998   $ 863,320
                                                        =========   =========


                 SEE NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

                    NOONEY REAL PROPERTY INVESTORS-FOUR, L.P.
                    -----------------------------------------

                             (A LIMITED PARTNERSHIP)
                             -----------------------

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                     ---------------------------------------

              THREE AND NINE MONTHS ENDED AUGUST 31, 1999 AND 1998
              ----------------------------------------------------

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

NOTE C:

The financial statements include only those assets, liabilities, and results of operations of the partners which relate to the business of Nooney Real Property Investors-Four, L.P. The statements do not include assets, liabilities, revenues or expenses attributable to the partners' individual activities. No provision has been made for federal and state income taxes since these taxes are the responsibility of the partners. In the opinion of the general partners, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at August 31, 1999 and for all periods presented have been made. The results for the three-month and nine-month period ended August 31, 1999 are not necessarily indicative of the results which may be expected for the entire year.

NOTE D:

On June 25, 1999, a complaint was filed in the United States District Court for the Eastern District of Missouri by Bond Purchase, L.L.C. against the Registrant and its general partner, Nooney Capital Corporation (No. 4:99CV01031CEJ). The complaint alleges that the defendants arranged for the sale of partnership assets to American Spectrum Realty, Inc., an entity affiliated with Nooney Capital Corporation, at a price which is $1 million less than another entity affiliated with the plaintiff is willing to pay. The complaint further alleges that Nooney Capital Corporation, as a general partner of the partnership, filed a proxy statement relating to the sale of partnership assets which omitted certain unspecified material facts and which otherwise failed to provide complete information to the limited partners. In addition, the complaint alleges that the defendants refused to allow the plaintiff access to the books and records of the partnership. The complaint seeks injunctive relief against the proposed sale of the partnership assets, damages for alleged violations of the Securities Exchange Act, damages for alleged breaches of fiduciary duty, appointment of a receiver for the partnership and an accounting. The Registrant and its general partner moved to dismiss the complaint on various grounds, including the fact that the sale transaction did not take place. Plaintiff has dismissed its federal securities law claim and claim for injunction against the sale. The motion to dismiss remains pending before the court. The Registrant believes it has meritorious defenses and intends to vigorously oppose this lawsuit.

The Partnership's financial statements as of November 30, 1998 were prepared on a liquidation basis. Accordingly, assets were valued at estimated net realizable value and liabilities included estimated costs associated with carrying out the plan of liquidation. The accompanying August 31, 1999 and 1998 statements of operations and partners' deficit have been prepared on a going-concern (historical cost) basis due to the change in the properties' status, as the sale of the properties was not eminent. The cost of liquidation and various accruals made when adopting liquidation basis ($585,461) were reversed in the 2nd of quarter 1999. The reversal of liquidation basis adjustments are reflected in the other operating expenses on the statement of operations for the nine month period ended August 31, 1999.


NOTE E:

The Registrant's properties are managed by American Spectrum Midwest (formerly Nooney, Inc.), a wholly-owned subsidiary of CGS Real Estate Company. Nooney Capital Corp., a general partner, is a 75% owned subsidiary of S-P Properties, Inc. S-P Properties, Inc. is a wholly-owned subsidiary of CGS Real Estate Company.


NOTE F:

The income (loss) per limited partnership unit for the three and nine months ended August 31, 1999 and August 31, 1998 was computed based on 13,529 units, the number of units outstanding during the periods.

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

Liquidity and Capital Resources
-------------------------------

Cash on hand as of August 31, 1999 is $121,929, a decrease of $105,444 from year ended November 30, 1998. Cash produced from operating activity for the nine months ended August 31, 1999 was $317,345. Capital additions were made in the amount of $280,422 and payments on mortgage notes in the amount of $142,367 for this nine month period were made. Capital expenditures by property anticipated for the fourth quarter of 1999 are as follows:

                                   Leasing Capital  Other Capital       Total
                                   ---------------  -------------       -----

         Cobblestone Court               1,000             -0-          1,000
         Woodhollow Apartments             -0-          43,200         43,200
                                       -------         -------        -------
                                       $ 1,000         $43,200        $44,200
                                       =======         =======        =======

At Cobblestone Court Shopping Center, Leasing Capital consists of tenant alterations for an upcoming lease renewal. At Woodhollow Apartments, the Other Capital consists of expenditures for new appliances in turnover units, tennis court resurfacing, and carpet/tile replacement in turnover units. The capital renovation program at Woodhollow Apartments was completed during the third quarter of 1999. The capital items in this program were funded by the debt agreement effective in November 1998. The total funded for this renovation phase was $499,535. The Registrant reviews cash reserves on a regular basis prior to beginning scheduled capital improvements. In the event there is not adequate funds, the capital improvement will be postponed until such funds are available.

As previously reported, the Registrant entered into agreements on November 13, 1998, to sell both of the Registrant's properties to American Spectrum Realty, Inc., an affiliate of the general partner of the Registrant. The proposed sale was approved by a majority of the limited partners at a special meeting held on January 21, 1999. The agreements have terminated in accordance with their terms.

The general partner is currently evaluating the alternatives available to the Registrant with respect to disposition of the Registrant's properties and liquidation of the Registrant. In the interim, the Registrant is aggressively pursuing options for the sale of Cobblestone Court Shopping Center due to current market conditions.

On November 30, 1998, the Registrant refinanced the debt on both of its properties. A new note with an original balance of $13,500,465 secured by both Cobblestone Court and Woodhollow Apartments was obtained. As of August 31, 1999 the principal balance due is $13,857,633. The remaining undisbursed loan proceeds available for the capital renovation program at Woodhollow Apartments were disbursed in the third quarter of 1999. The note is at an interest rate of LIBOR + 2.75% and calls for monthly principal payments of $15,818. The interest rate on this loan at August 31, 1999 was 8.1125%. The loan matures November 30, 2001.

The long term liquidity of the Registrant is dependent on its ability to fund future capital expenditures and mortgage payments, maintain high occupancy and negotiate with lenders the renewal and/or refinancing of certain mortgage debt as it matures.

The results of operations for the Registrant's properties for the quarters ended August 31, 1999 and 1998 are detailed in the schedule below. Revenues and expenses of the Registrant are excluded.

                                      Woodhollow Apartments    Cobblestone Court
                                      ---------------------    -----------------
           1999
           ----
         Revenues                          $ 600,573              $ 200,040
         Expenses                            991,492                298,017
                                           ---------              ---------
         Net Loss                          $(390,919)             $ (97,977)
                                           =========              =========

           1998
           ----
         Revenues                          $ 607,235              $ 233,141
         Expenses                            627,330                278,938
                                           ---------              ---------
         Net Loss                          $ (20,095)             $ (45,797)
                                           =========              =========

At Woodhollow Apartments, the operating results for the third quarter ended August 31, 1999, decreased significantly when compared to the third quarter ended August 31, 1998. Revenues decreased $6,662 primarily due to decreases in laundry/vending and corporate unit revenue. Expenses increased $364,162 when comparing the two quarters. This increase is primarily due to an increase in depreciation entries of $288,939. Woodhollow Apartments was held for sale from the period of December 1998 through June 1999. The property's sale status was halted effective July 1, 1999 and liquidation basis accounting was reversed. Commencing in July 1999, entries were posted to depreciate all new and existing assets for the previous held for sale period. All assets have been depreciated through the current third quarter ending date. Expense increases were also reflected in general and administrative payroll ($13,086), office supplies ($2,704), water/sewer ($10,904), roof repairs ($8,898), landscaping ($2,954), advertising ($1,799), corporate unit related expenses ($10,097), other professional fees ($22,992), and various other operating expenses ($7,534). The increase in payroll is primarily due to additional administrative staff. Water/sewer usage and rates have increased from that of prior year. In third quarter 1999, several small roof repairs were necessary throughout the property. Corporate unit expenses have increased in relation to the increased corporate income. The increase in professional fees can be attributed to the cost of a property appraisal and fees related to the partnership and all pending litigation issues.

At Cobblestone Court, the net loss for the third quarters ended August 31, 1999 and 1998 was ($97,977) and ($45,797), respectively. The increase in the net loss is attributable to decreases in revenue and an increase in expenses. Revenues decreased $33,101 when comparing the third quarter of 1999 to the third quarter of 1998. The decrease in revenues is primarily attributable to a decrease in occupancy. Decreases were reflected in base rental revenue ($21,099), common area maintenance reimbursement ($9,330), and utility reimbursement and miscellaneous rental revenue ($10,366). These decreases were partially offset by an increase in percentage rent ($6,214). The decrease in miscellaneous rental revenue can be attributed to the lack of vacant space used by outside organizations on a temporary basis as in 1998. Expenses increased $19,079 for the third quarter of 1999 as compared to the third quarter of 1998 due to increases in professional fees ($56,618) and amortization expense ($4,290). These increases were partially offset by decreases in cleaning ($4,828), water ($3,594), gas service ($2,084), real estate tax expense ($11,854), tax penalty expense ($13,854), and interest ($4,652). The increase in professional fees can be attributed to an appraisal done at the property, architect fees, and costs related to the pending sale and partnership litigation. The decrease in real estate tax is due to a lower 1999 annual tax bill and the related decrease in tax penalties can be attributed to a timely payment of the first installment of the 1999 real estate tax.

The occupancy levels at the Registrant's properties during the third quarter remained consistent at both Cobblestone Court and Woodhollow Apartments from that of the prior quarter. The occupancy levels at August 31, 1999, 1998 and 1997 are as follows:

                                               Occupancy levels as of August 31,
         Property                                  1999      1998       1997
         --------                                  ----      ----       ----


Cobblestone Court Shopping Center                   54%       63%        69%
Woodhollow Apartments                               91%       93%        96%

At Cobblestone Court Shopping Center, there was no leasing activity during the third quarter. The Registrant is actively seeking new tenants on a continual basis even with the current sale status of the property. The property has two major tenants that occupy approximately 26% and 9% of the available space on leases that expire January 2001 and April 2001, respectively.

At Woodhollow Apartments the occupancy remained consistent at 91% during the quarter. The Registrant anticipates occupancy to increase above 95% during the 4th quarter of 1999 as demand for apartments in the West St. Louis County area continues to be strong and the renovation program at the property is completed.

The Registrant reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of a property may not be recoverable. The Registrant considers a history of operating losses or a change in occupancy to be primary indicators of potential impairment. The
Registrant deems the Property to be impaired if a forecast of undiscounted future operating cash flows directly related to the Property, including disposal value, if any, is less than its carrying amount. If the Property is determined to be impaired, the loss is measured as the amount by which the carrying amount of the Property exceeds its fair value. Fair value is based on quoted market prices in active markets, if available. If quoted market prices are not available, an estimated of fair value is based on the best information available, including prices for similar properties or the results of valuation techniques such as discounting estimated future cash flows. Considerable management judgement is necessary to estimate fair value. Accordingly, actual results could vary significantly from such estimates.

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

1999 Comparisons
----------------

The Partnership's financial statements as of November 30, 1998 were prepared on a liquidation basis. Accordingly, assets were valued at estimated net realizable value and liabilities included estimated costs associated with carrying out the plan of liquidation. The accompanying August 31, 1999 and 1998 statements of operations and partners' deficit have been prepared on a going-concern (historical cost) basis due to the change in the properties' status, as the sale of the properties was not eminent. The cost of liquidation and various accruals made when adopting liquidation basis ($585,461) were reversed in the 2nd of quarter 1999. The reversal of liquidation basis adjustments are reflected in the other operating expenses on the statement of operations for the nine month period ended August 31, 1999.

For the three and nine month periods ended August 31, 1999, the Registrant's consolidated revenues were $802,586 and $2,463,487, respectively. Revenues decreased $39,927 for the three month period when compared to that of prior year. This decrease in revenues can primarily be attributed to decreases in common area maintenance reimbursements ($9,330), miscellaneous rental revenues ($10,366), base rental revenue ($21,099), and corporate rent revenue ($6,007). These decreases were partially offset by an increase in percentage rent revenue ($6,214). The decreases and increase in revenues can be attributed to the reasons mentioned previously in the property comparisons. The decrease in revenue of $57,545 for the nine month period is due to decreases in base rent ($65,644), common area maintenance reimbursement ($51,938), utility reimbursement ($2,435), real estate tax reimbursement ($20,531), and miscellaneous rental revenue ($6,941) at Cobblestone Court and miscellaneous resident fees ($4,622) at Woodhollow Apartments. The decreased revenues were partially offset by increases in percentage rent ($25,169) at Cobblestone Court and gross potential rent ($50,466) and corporate rent revenue ($18,931) at Woodhollow Apartments. The decreases in revenue at Cobblestone Court primarily attributable to the lower occupancy level. The common area maintenance reimbursement decrease is due to the amount of 1998 reimbursable expenses. The increase in percentage rent is due to higher reported sales by tenants in 1999. The increase in gross potential rent is due to increased rental rates and a stronger occupancy level in the first quarter. The additional corporate revenue was addressed in the property comparisons.

Consolidated expenses for the three months ended August 31, 1999 and the three months ended August 31, 1998 were $1,289,534 and $906,328, respectively. The increase of $383,206 for the period can be primarily attributable to increases in depreciation ($293,211), payroll ($13,935), cleaning ($12,051), utilities ($7,521), professional fees ($84,148), and corporate unit related expenses ($10,097). These increases were partially offset by decreases in interest expense ($10,398) and real estate tax ($25,201). The increase in depreciation is due to recording year to date 1999 depreciation in third quarter at Woodhollow Apartments as mentioned in the property comparisons. The increase in payroll is due to additional administrative staff at Woodhollow. The increase in cleaning is primarily attributable to turnover costs, also at Woodhollow. The increased professional fees can be attributed to additional costs incurred at both properties for appraisals and pending sale and partnership litigation issues. The corporate unit expense increase has also been previously addressed. The decreased interest expense is due to a more favorable interest rate with loan refinancing effective November 1998. The real estate tax expense decrease is due to a lower assessment and tax billing in 1999 at Cobblestone Court. When comparing the nine months ended August 31, 1999 and 1998, consolidated expenses were $2,279,889 and $2,656,084, respectively. The decrease of $376,195 can primarily be attributed to the reversal of liquidation basis entries ($585,461), reflected in other operating expenses. Decreases were also reflected in interest ($49,526), real estate tax expense ($59,849), management fee expense ($6,480), and insurance ($5,603). These decreased expenses were partially offset by increases in depreciation ($66,884), payroll ($34,258), cleaning ($21,994), utilities ($6,688), professional fees ($164,192), corporate unit expenses
($23,298), and other operating expenses ($12,158). The decrease in interest expense is due to lower interest rates, as mentioned in the property comparisons. The decrease in real estate tax expense and the increases in depreciation, payroll, cleaning, professional fees, and corporate unit expense were addressed above in the three month comparison. The increase in other operating expenses is primarily due to increased snow removal in the first quarter.

1998 Comparisons
----------------

As of August 31, 1998, the Registrant's consolidated revenues for the quarter ended are $842,513 and for the nine month period ended August 31, 1998, consolidated revenues are $2,521,032. Revenues for the corresponding periods in 1997 were $849,036 and $2,545,827. Revenues decreased $6,523 for the quarter ended August 31, 1998 and decreased $24,795 for the nine month period ended August 31, 1998 when compared to the corresponding periods of the prior year. The slight decrease in revenues can be primarily attributable to the decrease in occupancy at Cobblestone Court Shopping Center.

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

Consolidated expenses for the nine month period ended August 31, 1998 and August 31, 1997 were $2,656,084 and $2,677,163, respectively, indicating a decrease of $21,079 when compared to prior period. For the nine month period, expenses decreased in insurance ($6,425), real estate tax ($14,359), cleaning expense ($2,527), utilities ($10,149), renovation expense ($23,118), and other operating expenses ($52,883). These decreases were partially offset by increases in interest expense ($15,678), depreciation ($24,296), repairs and maintenance ($13,172), and payroll ($33,588). The other operating expense decrease represents decreases in parking lot expenses ($6,648), snow removal ($36,993), and trash removal ($7,632). The increase in payroll expense can be attributed to additional personnel.

Inflation
---------

The effects of inflation did not have a material impact upon the Registrant's operation in fiscal 1998 and are not expected to materially affect the Registrant's operations in 1999.

PART II.  OTHER INFORMATION
---------------------------

Item 1: Litigation
------------------

On June 25, 1999, a complaint was filed in the United States District Court for the Eastern District of Missouri by Bond Purchase, L.L.C. against the Registrant and its general partner, Nooney Capital Corporation (No. 4:99CV01031CEJ). The complaint alleges that the defendants arranged for the sale of partnership assets to American Spectrum Realty, Inc., an entity affiliated with Nooney Capital Corporation, at a price which is $1 million less than another entity affiliated with the plaintiff is willing to pay. The complaint further alleges that Nooney Capital Corporation, as a general partner of the partnership, filed a proxy statement relating to the sale of partnership assets which omitted certain unspecified material facts and which otherwise failed to provide complete information to the limited partners. In addition, the complaint alleges that the defendants refused to allow the plaintiff access to the books and records of the partnership. The complaint seeks injunctive relief against the proposed sale of the partnership assets, damages for alleged violations of the Securities Exchange Act, damages for alleged breaches of fiduciary duty, appointment of a receiver for the partnership and an accounting. The Registrant and its general partner moved to dismiss the complaint on various grounds, including the fact that the sale transaction did not take place. Plaintiff has dismissed its federal securities law claim and claim for injunction against the sale. The motion to dismiss remains pending before the court. The Registrant believes it has meritorious defenses and intends to vigorously oppose this lawsuit.

Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

         (a) Exhibits

              See Exhibit Index on Page 14

         (b) Reports on Form 8-K

              None
                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:    October 15, 1999             NOONEY REAL PROPERTY INVESTORS-FOUR, L.P.
      ------------------------------   BY:   NOONEY CAPITAL CORPORATION
                                             General Partner

                                       By:   /S/ Gregory J. Nooney, Jr.
                                             --------------------------
                                             Gregory J. Nooney, Jr.
                                             Vice Chairman

                                             /S/ Patricia A. Nooney
                                             ----------------------
                                             Patricia A. Nooney
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