Form 10-K
period 1999-11-30
MAXUS REAL PROPERTY-FOUR L P
filed 2000-02-28
CIK 700720

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

_X_ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended     November 30, 1999

OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ______________

                         Commission file number 0-11023
                     MAXUS REAL PROPERTY INVESTORS-FOUR, L.P.
             (Exact name of Registrant as specified in its charter)

Missouri                                             43-1250566
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)

1100 Main St, Ste 2100 Kansas City, Missouri         64105
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code (816) 421- 4670

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered
-------------------                    -----------------------------------------
None                                   Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

                          Limited Partnership Interests
                                (Title of Class)

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

As of February 1, 2000, the aggregate market value of the Registrant's units of limited partnership interest (which constitute voting securities under certain circumstances) held by non-affiliates of the Registrant was $12,047,000. (The aggregate market value was computed on the basis of the initial selling price of $1,000 per unit of limited partnership interest, using the number of units not beneficially owned on February 1, 2000 by the General Partners or holders of 10% or more of the Registrant's limited partnership Units. The initial selling price of $1,000 per unit is not the current market value. Accurate pricing information is not available because the value of the limited partnership units is not determinable since no active secondary market exists. The characterization of such General Partners and 10% holders as affiliates is for the purpose of this computation only and should not be construed as an admission for any purpose that any such persons are, or other persons not so characterized are not, in fact, affiliates of the Registrant).

PART I

ITEM 1: BUSINESS

This 10-K contains forward-looking information (as defined in the Private Securities Litigation Reform Act of 1995) that involves risk and uncertainty, including trends in the real estate investment market, projected leasing and sales, and the future prospects for the Registrant. Actual results could differ materially from those contemplated by such statements.

Maxus Real Property Investors-Four, L.P. (formerly known as Nooney Real Property Investors-Four, L.P.) (the "Registrant") is a limited partnership formed under the Missouri Uniform Limited Partnership Law on February 9, 1982, to invest, on a leveraged basis, in income-producing real properties such as shopping centers, office buildings, apartment complexes, office/warehouses and other commercial properties. The Registrant originally acquired five real property investments. Between 1990 and 1993, the Registrant disposed of three properties, two by sale and one by deed in lieu of foreclosure. Presently, the Registrant owns two properties, Cobblestone Court Shopping Center in Burnsville, Minnesota and Woodhollow Apartments in St. Louis County, Missouri. For information respecting these assets and revenue and income therefrom, see Exhibit 99.2 Financial Statements and Schedules, which is filed herewith and is incorporated by reference. (See Item 14(a)(1)).

On November 19, 1999, Maxus Capital Corp. (formerly known as Nooney Capital Corp.) amended its articles of incorporation to change its name. On December 21, 1999, Maxus Capital Corp., the Registrant's general partner, filed an amendment to the Registrant's Certificate of Limited Partnership, changing (i) the name and address of the managing general partner to Maxus Capital Corp., 1100 Main, Suite 2100 Kansas City, MO 64105 and (ii) the Registrant's name to Maxus Real Property Investors-Four, L.P.

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

The Registrant is intended to be self-liquidating and proceeds, if any, from the sale or refinancing of the Registrant's real property investments will not be invested in new properties but will be distributed to the

Partners or, at the discretion of the managing General Partners, applied to capital improvements to, or the payment of indebtedness with respect to, existing properties, the payment of other expenses or the establishment of reserves.

As previously reported, the Registrant entered into contracts as of November 13, 1998 to sell both of the Registrant's properties to American Spectrum Realty, Inc. ("ASR"), a former affiliate (prior to the change in control described below) of the managing General Partner of the Registrant. Pursuant to a proxy statement and majority vote, the limited partners approved the sale on January 21, 1999, at a special meeting held for that purpose.

Under the terms of the contracts, ASR was to have satisfied or waived all contingencies contained in the contracts by April 6, 1999. Certain of the contingencies were not satisfied or waived by that date and the managing General Partner agreed to extend the contingency period for 30 days. Since the time period for satisfying the contingencies was extended, no earnest money was deposited by ASR. Subsequently, the contingency period was extended for two additional 30-day periods, the final one expiring July 7, 1999. On July 7, 1999, certain contingencies remained unfulfilled and not waived. The managing General Partner elected not to grant any further extensions and the sale contracts have become null and void.

On June 25, 1999 a complaint was filed in the United States District Court for the Eastern District of Missouri by Bond Purchase, L.L.C. ("Bond Purchase") against the Registrant and its general partner, Nooney Capital Corp. The complaint alleged that the defendants arranged for the sale of partnership assets to ASR, at a price which was $1 million less than another entity affiliated with the plaintiff was willing to pay. The complaint further alleged that Nooney Capital Corp, as a general partner of the Registrant, filed a proxy statement relating to the sale of partnership assets which omitted certain unspecified material facts and which otherwise failed to provide complete information to the limited partners. In addition, the complaint alleged that the defendants refused to allow the plaintiff access to the books and records of the partnership. The complaint sought injunctive relief against the proposed sale of the partnership assets, damages for alleged violations of the Securities Exchange Act, damages for alleged breaches of fiduciary duty, appointment of a receiver for the partnership and an accounting. The Registrant and Nooney Capital Corp. moved to dismiss the complaint on various grounds, including the fact that the sale transaction did not take place. As a result of the settlement described below, Bond Purchase dismissed its lawsuit against the Registrant and Nooney Capital Corp.

On November 9, 1999, S-P properties, Inc., a wholly-owned subsidiary of CGS Real Estate Company, Inc. ("CGS") sold all of the outstanding stock of Nooney Capital Corp, the Registrant's managing General Partner, to Bond Purchase for $177,000 cash. David L. Johnson owns 86% of the outstanding equity interests in Bond Purchase.

The sale was part of a larger agreement entered into by CGS and its affiliates with Bond Purchase and certain affiliates, pursuant to which Bond Purchase and CGS agreed (i) to stipulate to the dismissal of certain lawsuits among the parties (including the complaint filed by Bond Purchase against the Registrant)
(ii) to settle certain disputes between CGS and Bond Purchase and (iii) to transfer stock and/or partnership Units in various private and publicly-traded entities controlled at that time by CGS.

In connection with the sale, each of the members of the Board of Directors and each of the officers of the managing General Partner resigned, effective as of the closing under the settlement agreement. David L. Johnson, Daniel W. Pishny and John W. Alvey were appointed as members of the Board of Directors.

Effective November 9, 1999, the new members of the Board of Directors elected the following officers: David L. Johnson, Chairman and Executive Vice President; Daniel W. Pishny, President; and John W. Alvey, Vice-President, Secretary and Treasurer.

Nooney, Inc., a former affiliate (prior to the change of control described above) of the managing General Partner, also terminated its management agreement with the Partnership effective as of November 9, 1999. The Partnership entered into a property management agreement with Maxus Properties, Inc. ("Maxus"), a Missouri corporation that is an affiliate of Bond Purchase. David L. Johnson, the principal equity holder of Bond Purchase, is also the majority shareholder of Maxus.

On January 28, 2000, the Registrant entered into a contract to sell the Cobblestone Court Shopping Center ("Cobblestone"), located at 14150 Nicollet Avenue South in Burnsville, Minnesota, a suburb of Minneapolis, to an unrelated third party, Farrington Properties, Inc., a Minnesota corporation. The sale price is $5,100,000. The contract was subject to a fifteen (15) day due diligence period pursuant to which Farrington had the right to terminate the contract without liability to the Registrant. The due diligence period expired February 12, 2000. The sale is tentatively scheduled to close on March 28, 2000 with the contract providing for one 45 day extension. The sale is subject to certain conditions, including but not limited to delivery of satisfactory title and delivery of satisfactory Subordination, non-disturbance and attornment agreements and estoppel letters from all tenants of the Property.

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

The  Registrant  has  no  employees.   Property   management  services  for  the
Registrant's investment properties are provided by Maxus. Maxus employs more than 250 people to manage 49 commercial properties, including more than 8,000 apartment units and 700,000 square feet of retail and office space.


ITEM 2: PROPERTIES

On February 16, l982, the Registrant purchased the Cobblestone Court Shopping Center ("Cobblestone"), located at 14150 Nicollet Avenue South in Burnsville, Minnesota, a suburb of Minneapolis. Cobblestone, which contains approximately 98,000 net rentable square feet, was constructed in l980 of brick and concrete with a wood facade covering a portion of an enclosed pedestrian walkway.
Cobblestone is located on an 11 acre site which provides paved parking for 605 cars. The purchase price of Cobblestone was $5,882,318. Cobblestone was 61% leased by seven tenants at year end.

On July 28, l982, the Registrant purchased the Woodhollow Apartments ("Woodhollow"), a 402-unit garden apartment complex located on Dorsett Road in west St. Louis County, Missouri. The complex, which was constructed in phases in l971 and l972, consists of 17 buildings containing one, two and three bedroom apartments. The complex is located on a 26 acre site which provides paved parking for 707 cars. The purchase price of Woodhollow was $12,665,147. Woodhollow was 86% occupied at year end.

Reference is made to Note 2 to Notes to Financial  Statements  filed herewith as
Exhibit 99.2 in response to Item 8 for a description of the mortgage indebtedness secured by the Registrant's real property investments.

The following table sets forth certain information as of November 30, 1999, relating to the properties owned by the Registrant.

                                                AVERAGE
                                               ANNUALIZED
                                                EFFECTIVE
                                     TOTAL      BASE RENT                 PRINCIPAL TENANTS
                     SQUARE       ANNUALIZED     SQUARE     PERCENT      OVER 10% OF PROPERTY    LEASE
PROPERTY              FEET         BASE RENT      FOOT      LEASED          SQUARE FOOTAGE     EXPIRATION

Cobblestone          97,718       $418,449       $ 7.02      61%           T.J. Maxx (26.2%)      2001

Woodhollow           402 Units  $2,298,232     $5,717/unit   86%           None



ITEM 3: LEGAL PROCEEDINGS

On June 25, 1999 a complaint was filed in the United States District Court for the Eastern District of Missouri by Bond Purchase, L.L.C. against the Registrant and its general partner, Nooney Capital Corp. The complaint alleged that the defendants arranged for the sale of partnership assets to American Spectrum Realty, Inc., an entity affiliated with Nooney Capital Corp., at a price which was $1 million less than another entity affiliated with the plaintiff was willing to pay. The complaint further alleged that Nooney Capital Corp, as a general partner of the partnership, filed a proxy statement relating to the sale of partnership assets which omitted certain unspecified material facts and which otherwise failed to provide complete information to the limited partners. In addition, the complaint alleged that the defendants refused to allow the plaintiff access to the books and records of the partnership. The complaint sought injunctive relief against the proposed sale of the partnership assets, damages for alleged violations of the Securities Exchange Act, damages for alleged breaches of fiduciary duty, appointment of a receiver for the partnership and an accounting. The Registrant and its general partner moved to dismiss the complaint on various grounds, including the fact that the sale transaction did not take place. Pursuant to the settlement agreement described below, Bond Purchase, L.L.C. dismissed its lawsuit against the Registrant and Nooney Capital Corp.

On November 9, 1999, S-P properties, Inc., a wholly-owned subsidiary of CGS Real Estate Company, Inc. ("CGS") sold all of the outstanding stock of Nooney Capital Corp, the Registrant's managing General Partner, to Bond Purchase, L.L.C. for $177,000 cash. David L. Johnson owns 86% of the outstanding equity interests in Bond Purchase, L.L.C.

The sale was part of a larger agreement entered into by CGS and its affiliates with Bond Purchase and certain affiliates, pursuant to which Bond Purchase and CGS agreed (i) to stipulate to the dismissal of certain lawsuits among the parties (including the complaint filed by Bond Purchase against the Registrant)
(ii) to settle certain disputes between CGS and Bond Purchase and (iii) to transfer stock and/or partnership units in various private and publicly-traded entities currently controlled by CGS.

In connection with the sale, each of the members of the Board of Directors and each of the officers of the managing General Partner resigned, effective as of the closing under the settlement agreement. David L. Johnson, Daniel W. Pishny, and John W. Alvey were appointed as members of the Board of Directors.

Effective November 9, 1999, the new members of the Board of Directors elected the following officers: David L. Johnson, Chairman and Executive Vice President; Daniel W. Pishny, President; and John W. Alvey, Vice-President, Secretary and Treasurer.

Nooney, Inc, a former affiliate (prior to the change in control described above) of the managing General Partner, also terminated its management agreement with the Partnership effective as of November 9, 1999. The Partnership entered into a property management agreement with Maxus Properties, Inc., a Missouri corporation that is an affiliate of Bond Purchase. David L. Johnson, the principal equity holder of Bond Purchase, is also the majority shareholder of Maxus.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 15, 1999, Millenium Investors 2, LLC ("Millenium"), a California limited liability company, commenced a solicitation of the Registrant's limited partners seeking the approval by written consent (the "Consents") of the limited partners to remove the general partners and to elect Millenium as the new general partner of the Registrant, and to approve the liquidation of the Registrant and final distribution of its assets to the limited partners. Millenium terminated its solicitation of Consents as of November 30, 1999, in response to the recent change of control of the Registrant.

Millenium filed a report with the Securities and Exchange Commission indicating that it received Consents with respect to 6,317 limited partnership units (approximately 47% of the outstanding units). According to Millenium, of the Consents received, 95% were voted in favor of Millenium's proposals.


PART II

ITEM 5: MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

As of February 1, 2000, there were 1,148 record holders of Units in the Registrant. There is no public market for the Units, and it is not anticipated that a public market will develop.

There were no cash distributions paid to the Limited Partners during fiscal 1998 or fiscal 1999.

ITEM 6: SELECTED FINANCIAL DATA

                                                               Year Ended November 30,
                                      1999            1998             1997             1996              1995
(Not covered by independent auditors' report)

Rental and other income             $3,250,073    $ 3,287,570       $ 3,406,566      $ 3,505,163       $ 3,391,439

Loss before adjustment to             (503,472)      (401,699)         (193,748)         (18,733)         (151,835)
liquidation basis

Data per limited partnership            (36.56)        (29.18)           (14.07)           (1.36)           (11.03)
unit - loss before adjustment
to liquidation basis

Weighted average limited                13,529         13,529            13,529           13,529            13,529
partnership units outstanding

At year-end:

Total assets (1)                    11,314,263     17,918,396        11,628,080       11,211,633        11,322,989

Investment property - net           10,983,890     17,585,000        11,110,241       10,678,208        10,705,962

Mortgage notes payable              13,825,996     13,500,465        12,871,393       12,529,484        12,268,720

Partners' deficit (1)               (3,046,544)        --            (1,687,945)      (1,494,197)       (1,475,464)

Net liabilities in                      --         (3,128,533)           --               --                --
liquidation (1)


See Item 7: Management's Discussion and Analysis for discussion of comparability of items.

(1) A plan of liquidation was approved effective January 21, 1999. As a result, the Partnership's financial statements as of and for the year ended November 30, 1998 were prepared on a liquidation basis of accounting. The planned liquidation was not consummated and as such, the 1999 financial statements are no longer presented on a liquidation basis of accounting.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

Cash reserves as of November 30, 1999 are $21,021, a decrease of $206,352 from the year ended November 30, 1998. The decrease in cash is due primarily to an increase in operating loss of $101,773 caused by continued lower occupancy at Cobblestone Court, an increase in accounts receivable of $82,556 and an increase in prepaid expenses of $19,100. An increase of $334,937 in capital expenditures and a decrease of $152,652 in deferred expenses were offset by an increase in proceeds from mortgage notes payable of $499,534.

On January 28, 2000, the Registrant entered into a contract to sell the Cobblestone Court Shopping Center ("Cobblestone"), located at 14150 Nicollet Avenue South in Burnsville, Minnesota, a suburb of Minneapolis, to an unrelated third party, Farrington Properties, Inc., a Minnesota corporation. The sale price is $5,100,000. The contract was subject to a fifteen (15) day due diligence period pursuant to which Farrington had the right to terminate the contract without liability to the Registrant. The due diligence period expired February 12, 2000. The sale is tentatively scheduled to close on March 28, 2000 with the contract providing for one 45 day extension. The sale is subject to certain conditions, including but not limited to delivery of satisfactory title and delivery of satisfactory Subordination, non-disturbance and attornment agreements and estoppel letters from all tenants of the Property.

The Cobblestone sales contract provides for a net sale price of $5,100,000. If consummated as currently structured the transaction would result in a gain of approximately $1,529,000. There is no assurance at this time, however, that the transaction will be consummated or that the gain will be realized.

On November 30, 1998, the Registrant refinanced the debt on both of its properties. A new loan agreement with an aggregate balance of $13,500,465 secured by both Cobblestone Court and Woodhollow Apartments was obtained. The loan agreement includes two notes, which are at a floating interest rate of LIBOR + 2.75% and call for monthly principal payments of $15,818. The notes mature November 30, 2001. In 1999, additional funds of $499,534 were borrowed on these notes.

Results of Operations

The results of operations for the Registrant's properties for the years ended November 30, 1999, 1998, and 1997 are detailed in the schedule below. The information contained in the schedule are the results of operations for each property prior to the proposed adjustment to liquidation basis. For further discussion of the potential liquidation of Cobblestone Court , see Item 7, "Liquidity and Capital Resources". Expenses of the Registrant are excluded.

                                          Woodhollow        Cobblestone
                                         ------------      -------------
1999

Revenues                                 $ 2,452,272        $   789,371
Expenses                                   2,717,191          1,013,190
                                           ---------          ---------
Net (Loss) from Operations               $  (264,919)       $  (223,819)
                                           =========          =========
1998

Revenues                                 $ 2,372,154        $   911,124
Expenses                                   2,564,351          1,126,982
                                           ---------          ---------
Net (Loss) from Operations               $  (192,197)       $  (215,858)
                                           =========          =========

1997                                    Woodhollow        Cobblestone
                                       ------------      -------------
Revenues                               $ 2,371,681       $ 1,036,061
Expenses                                 2,442,025         1,156,047
                                         ---------         ---------
Net (Loss) from Operations             $   (70,344)      $  (119,986)
                                         =========         =========


1999 Property Comparisons

Cobblestone Court revenues declined $121,753 from 1998 to 1999 due to a decrease in base rental revenue of $77,094 and common area maintenance income of $78,415, partially offset by an increase in percentage rental income of $29,477. The revenues decreased due to the decrease in average occupancy from 1998 to 1999. Expenses decreased $104,360 in 1999 compared to 1998. The primary reason for the decrease in expenses was a decrease in property operating expenses of $193,647, including a decrease of $78,111 in management fees and a $77,950 decrease in property taxes. The decrease in expense was partially offset by an increase in professional service expense of $79,957.

At Woodhollow Apartments, revenues increased $80,118 from 1998 to 1999. Expenses increased $166,632 in 1999 compared to 1998, due to an increase in repair and maintenance expense of $69,846, depreciation of $14,592, interest expense of $38,632 and professional services of $52,457. The increased expenses were partially offset by a decrease in amortization expense of $16,493.

The  occupancy  levels at the  Registrant's  properties  as of November 30 were:
                                        Occupancy rates at November 30

                                   1999              1998             1997

Woodhollow                          87%               92%              92%
Cobblestone                         61%               59%              69%

At Woodhollow, occupancy decreased when compared to 1998. A rental increase was implemented on each floorplan during the year. There were a high number of vacant one bedroom units at November 30, 1999. The rent on these units has since been reduced in an effort to increase the demand for one bedroom rental apartments.

Occupancy at Cobblestone Court increased from 59% at the beginning of the year to 61% at the end of the year, although average occupancy percent for the year decreased from 1998 to 1999. No tenants vacated their space during the year. No tenants renewed their lease during the year. No new tenants were signed during the year, with the exception of one seasonal tenant who occupied space for the holiday season (October 25, 1999 through December 31, 1999), which accounted for the increase in occupancy. A contract to sell the center was signed January 28, 2000. For further discussion of the potential sale of Cobblestone Court , see Item 7, "Liquidity and Capital Resources". The center has one major tenant who occupies approximately 26% of the available space under a lease which expires in January 2001. A second major tenant occupies approximately 9% of the available space under a lease which expires April 2000.

Year 2000 issues

Information Technology Systems

Subsequent to December 31, 1999, the Registrant has not experienced any material information technology ("IT") or embedded ("non-IT") systems disruptions or failures and anticipates no material systems problems at Cobblestone Court or Woodhollow Apartments.

Material Third Parties' Systems Failures

Evaluation of material third parties' Year 2000 readiness status was essentially complete as of December 31, 1999. The Registrant continues to monitor for any additional information pertaining to these parties' Year 2000 readiness. The Registrant has not experienced and does not anticipate any Year 2000 performance issues related to its material third parties.

1999 Comparisons

For the year ended November 30, 1999, the Registrant's consolidated revenues are $3,250,073 compared with $3,287,570 for the year ended November 30, 1998. The decrease in revenues of $37,497 (1.1%) can be attributed primarily to the decrease in revenue from Cobblestone Court due to the decrease in occupancy previously discussed.

The Registrant's consolidated expenses were $3,753,545 for the year ended November 30, 1999 as compared to $3,689,269 for the year ended November 30, 1998. The increase in expenses of $64,276 (1.7%) is mainly attributable to an increase in repairs and maintenance of $32,663 and depreciation of $64,513, offset partially by a decrease in interest expense of $44,606. An increase in professional fees of $148,767, primarily as a result of litigation which has been resolved, was offset by a decrease in management fees of $74,884, and real estate taxes of $67,519.

The loss before adjustment to liquidation basis for the year ended 1999 was $503,472 or $36.56 per limited partnership unit as compared to a loss before adjustment to liquidation basis of $401,699 or $29.18 per limited partnership unit for the year ended 1998. Cash flow provided by operating activities was $327,711 for the year ended 1999 as compared to cash flow used in operating activities of $204,952 for the year ended 1998.

1998 Comparisons

For the year ended November 30, 1998, the Registrant's consolidated revenues were $3,287,570 compared to $3,406,566 for the year ended November 30, 1997. The decrease in revenues of $118,996 (3.5%) can be attributed to the decrease in revenue from Cobblestone Court due to the decrease in occupancy previously discussed.

The Registrant's consolidated expenses were $3,689,269 for the year ended November 30, 1998 as compared to $3,600,314 for the year ended November 30, 1997. The increase in expenses of $88,955 (2.5%) is mainly attributable to an increase in depreciation and amortization of $66,310 and payroll expense of $47,389, partially offset by decreases in other expenses of $26,477.

The loss before adjustment to liquidation basis for the year ended 1998 was $401,699 or $29.18 per limited partnership unit as compared to a loss before adjustment to liquidation basis of $193,748 or $14.07 per limited partnership unit for the year ended 1997. Cash flow used in operating activities was $204,952 for the year ended 1998 as compared to cash flow provided by operating activities of $672,300 for the year ended 1997. The main reasons for the significant decrease is an adjustment for accruals to the liquidation basis net of the write down of investment property (see potential liquidation of the Registrant in Item 7 "Liquidity and Capital Resources" and Note 2 to Notes to Financial Statements), and a decrease in accounts payable and accrued expenses of $378,280.

Inflation

The effects of inflation did not have a material impact upon the Registrant's operation in fiscal l999 and are not expected to materially affect the Registrant's operation in 2000.

Interest Rates

The interest rate on floating rate debt fluctuated in 1999 and was 8.34% at November 30, 1999. Future significant increases in LIBOR could adversely affect the operations of the Registrant.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Registrant considered the provision of Financial Reporting Release No. 48 "Disclosure of Accounting Policies for Derivative Financial Instruments and Derivative Commodity Instruments, and Disclosure of Quantitative and Qualitative Information about Market Risk Inherent in Derivative Financial Instruments, Other Financial Instruments and Derivative Commodity Instruments". The Registrant had no holdings of derivative financial or commodity instruments at November 30, 1999. A review of the Registrant's other financial instruments and risk exposures at that date revealed that the Registrant had exposure to interest rate risk. The Registrant utilized sensitivity analyses to assess the potential effect of this risk and concluded that near-term increases in the interest rate will negatively affect the Registrant as all of the debt on its properties is on a floating rate. Based on the Registrant's current outstanding borrowings, at an average interest rate of 8.34 % per annum, a 100 basis point increase in market interest rates would increase interest expense and decrease earnings before income taxes by approximately $130,000.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements of the Registrant are filed herewith as Exhibit 99.2 and are incorporated herein by reference (see Item 14(a)(1)). The supplementary financial information specified by Item 302 of Regulation S-K is provided in
Item 7.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Registrant dismissed Deloitte and Touche and appointed KPMG as the Registrant's independent auditors for the year 1999, based on the recommendation of the managing General Partner. For more information regarding the change in auditors, refer to the Form 8-K filed January 25, 2000, as amended February 16, 2000 and the Form 8-K filed February 11, 2000.

PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Registrant has two General Partners. The background and experience of the General Partners are as follows:

The managing General Partner of the Registrant responsible for all aspects of the Registrant's operations is Maxus Capital Corp., a Missouri corporation (formerly known as Nooney Capital Corp.). Maxus Capital Corp. was formed in February 1982 for the purpose of being a general and/or limited partner in the Registrant and other limited partnerships.

On November 9, 1999, S-P Properties, Inc. sold all of the outstanding stock of Nooney Capital Corp. (now known as Maxus Capital Corp.) to Bond Purchase, L.L.C., a Missouri limited liability company.

The three members of the board of directors of Maxus Capital Corp. are David L. Johnson, Daniel W. Pishny and John W. Alvey. The executive officers are Mr. Johnson, Chairman and Executive Vice President; Mr. Pishny, President; and Mr. Alvey, Vice President, Secretary and Treasurer.

Mr. Johnson, age 43, is a member of the Board of Trustees and Chairman of Nooney Realty Trust, Inc., a publicly-traded real estate investment trust ("NRTI"). Mr. Johnson also is Chairman, Chief Executive Officer, and majority shareholder of Maxus Properties, Inc. ("Maxus"), a Missouri corporation located at 1100 Main, Suite 2100, Kansas City, Missouri 64105, that specializes in commercial property management for affiliated owners. Maxus employs more than 250 people to manage 49 commercial properties, including more than 8,000 apartment units and 700,000 square feet of retail and office space. Mr. Johnson is also currently Vice President of KelCor, Inc. ("KelCor"), a Missouri corporation that specializes in the acquisition of commercial real estate.

Mr. Pishny, age 37, is a member of the Board of Trustees and President of NRTI, and is President and Chief Operating Officer of Maxus. Mr. Pishny is responsible for the day-to-day operations of Maxus and its managed properties.

Mr. Alvey, age 41, is Vice President of NRTI, Executive Vice President and Chief Financial Officer of Maxus and President of KelCor.

John J. Nooney is a Special General Partner of the Partnership and as such, does not exercise control of the affairs of the Partnership. John J. Nooney joined Nooney Company in 1958 and was President and Treasurer until he resigned in 1992.

The General Partners will continue to serve as General Partners until their withdrawal or their removal from office by the Limited Partners.


ITEM 11: EXECUTIVE COMPENSATION

Pursuant to the Registrant's limited partnership agreement, the General Partners are entitled to receive one percent (1%) of all of the net operating cash income of the Registrant. In addition, the limited partnership agreement provides that the General Partners are entitled to additional distributions in connection with net extraordinary cash income generated by the Partnership. No cash distributions were paid to the General Partners during the fiscal year 1999 because the Partnership did not generate net operating cash income or net extraordinary cash income. In addition, no direct compensation was paid or payable by the Registrant to directors or officers (since it does not have any directors or officers) for the year ended November 30, 1999, nor was any direct compensation paid or payable by the Registrant to the General Partners or directors or officers of the corporate general partner for the year ended November 30, 1999.

See Item 13 - Certain Relationships and Related Transactions for a discussion of transactions between the Registrant and certain affiliates of the General Partners.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) Security Ownership of Certain Beneficial Owners.

The table below sets forth each person or entity that has reported to the Registrant beneficial ownership of more than 5% of the Registrant's limited partner units as of January 31, 2000. The percentage of ownership is based on 13,529 limited partner units outstanding as of February 1, 2000.

                                   Amount and Nature of
         Name                      Beneficial Ownership            Percentage
         ----                      --------------------            ----------
Bond Purchase, L.L.C.                     1,482                       10.95%
1100 Main, Suite 2100
Kansas City, Missouri 64105

Chris B. Garlich                            773                        5.71%
1610 Des Peres Rd., #370
St. Louis, Missouri 63131

(b) Security Ownership of Management.

The table shown below sets forth the number of the Registrant's limited partner units beneficially owned as of January 31, 2000, directly or indirectly, by each general partner and executive officer and all general partners and executive officers as a group. securities shown.

        Amount and Nature of
Name                                  Beneficial Ownership (1)    Percentage(2)
John J. Nooney (3)....................       -0-                       -
David L. Johnson (4)..................     1,482                     10.95%
Daniel W. Pishny  ....................       -0-                       -
John W. Alvey ........................       -0-                       -
All general partners and officers.....     1,482                     10.95%
________________

(1) A beneficial owner of a security includes a person who, directly or indirectly, has or shares voting or investment power with respect to such security. Voting power is the power to vote or direct the voting of the security and investment power is the power to dispose or direct the disposition of the security. Each person listed has stated that he, either alone or with his spouse, has sole voting power and sole investment power with respect to the units shown as beneficially owned, except as otherwise indicated.

(2) The percentages represent the total number of limited partner units in the adjacent column divided by 13,529, the number of issued and outstanding units of the Registrant on February 1, 2000.

(3) Mr. Nooney, Special General Partner of the Registrant, is not known to the Registrant to be the beneficial owner, either directly or indirectly, of any limited partner units of the Registrant.

(4) Represents units held by Bond Purchase, L.L.C. of which Mr. Johnson is approximately an 86% owner.

(c) Changes in Control.

There are no arrangements known to the Registrant, the operation of which may at a subsequent date result in a change in control of the Registrant.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a) Transactions with Management and Others.

Nooney, Inc., the former manager of the Registrant's properties, is a wholly-owned subsidiary of CGS Real Estate Company, a former affiliate of the managing General Partner. Nooney, Inc. was entitled to receive monthly compensation from the Registrant for property management and leasing services, plus administrative expenses through November 9, 1999. During fiscal 1999 the Registrant paid property management fees of $89,627 to Nooney, Inc.. No amounts were paid as reimbursement for indirect expenses incurred in connection with management of the Registrant. During fiscal 1998 the Registrant paid property management fees of $176,292 to Nooney, Inc., and $40,000 as reimbursement for indirect expenses incurred in connection with management of the Registrant.

Effective November 10, 1999, Maxus Properties, Inc., an affiliate of the managing General Partner, became the management company for the Registrant's properties. Pursuant to the current management contract for Cobblestone Court, Maxus is entitled to receive monthly compensation of Five and Four Tenths percent (5.4%) of the monthly gross receipts from the operation of Cobblestone Court, for property management and leasing services, plus reimbursement for administrative expenses. Pursuant to the current management contract for Woodhollow Apartments, Maxus is entitled to receive monthly compensation of Four and one half percent (4.5%) of the monthly gross receipts from the operation of Woodhollow Apartments, for property management and leasing services, plus reimbursement for administrative expenses. During fiscal 1999 the Registrant paid property management fees of $11,781 to Maxus.

See Item 11 above for a discussion of cash distributions paid to the General Partners during fiscal l999.

(b) Certain Business Relationships.

The relationship of certain of the General Partners to certain of their affiliates is set forth in Item 13(a) above. Also see Item 13(a) above for a discussion of amounts paid by the Registrant to the General Partners or their affiliates during fiscal 1999.

(c) Indebtedness of Management.

Not Applicable.

(d) Transactions with promoters.

Not Applicable.

PART IV
-------

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The following documents are filed as a part of this report:

(1) Financial Statements (filed herewith as Exhibit 99.2):

    Independent auditors' reports
    Balance sheet as of November 30, 1999
    Statement of net liabilities in liquidation as of November 30, 1998

    Statements of operations for the years ended November 30, 1999 and 1997 Statement of loss in liquidation for the year ended November 30, 1998

    Statements  of partners'  deficit for the years ended  November 30, 1999 and
    1997
    Statement of changes in net liabilities in liquidation for the year ended November 30, 1998

    Statements of cash flows for the years ended November 30, 1999 and 1997 Statement of cash flows in liquidation for the year ended November 30, 1998

    Notes to financial statements

(2) Financial Statement Schedules (filed herewith as Exhibit 99.2):

    Schedule 1 (Schedule I) - Reconciliation of partners' equity (deficit)

    Schedule 2 (Schedule III) - Real estate and accumulated depreciation

    All other schedules are omitted because they are inapplicable or not required under the instructions.

(3) Exhibits:

    A list of exhibits required to be filed as part of this report on Form 10-K is set forth in the Exhibit Index, which immediately precedes such exhibits, and is incorporated herein by reference.

(b) Reports on Form 8-K

The following reports on Form 8-K were filed by the Registrant since the end of the third quarter of 1999, each of which are incorporated herein by reference (File No. 000-11023):

    On November 10, 1999, the Registrant filed a Form 8-K reporting a change in control of the Registrant.

    On January 21, 2000, the Registrant filed a Form 8-K reporting the change of the Registrant's name and the change of its general partner's name.

    On January 25, 2000, the Registrant filed a Form 8-K reporting the dismissal of Deloitte and Touche LLP as its certifying accountant. On February 16, 2000, the Registrant filed Amendment No. 1 to this Form 8-K.

    On February 11, 2000, the Registrant filed a report on Form 8-K reporting the appointment of KPMG as its certfifying accountant.

    On February 17, 2000, the Registrant filed a Form 8-K reporting an agreement entered into by the Registrant to sell Cobblestone Court Shopping Center.

(c) Exhibits:

    A list of exhibits required to be filed as part of this report on Form 10-K is set forth in the Exhibit Index, which immediately precedes such exhibits, and is incorporated herein by reference.

(d) Not Applicable

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) under the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MAXUS REAL PROPERTY INVESTORS-FOUR, L.P.

                                        Maxus Capital Corp.
                                        General Partner

Date: February 28, 2000                 By:/s/ David L. Johnson
                                           David L. Johnson
                                           Chairman of the Board
                                           and Executive Vice President

                                        By:/s/ Daniel W. Pishny
                                           Daniel W. Pishny
                                           Director and President

                                        By:/s/ John W. Alvey
                                           John W. Alvey
                                           Director , Vice President
                                           Secretary and Treasurer

                                  EXHIBIT INDEX

Exhibit
Number                                                       Description

2.1 Contract for the sale of Cobblestone Court Shopping Center dated January 28, 2000 is incorporated by reference to the Form 8-K filed by the Registrant under the Securities Act of 1933 (File No. 000-11023).

3.1 Amended and Restated Agreement and Certificate of Limited N/A Partnership dated April 7, 1982.

3.2 Amendment of Certificate of Limited Partnership dated December 21, 1999 is incorporated by reference to the Form 8-K filed by the Registrant under the Securities Act of 1933 (File No. 000-11023).

10.1 Management Contract between Maxus Real Property Investors-Four, L.P. and Maxus Properties, Inc. for the management of Cobblestone Court.

10.2 Management Contract between Maxus Real Property Investors-Four, L.P. and Maxus Properties, Inc. for the management of Woodhollow Apartments.

27 Maxus Real Property Investors-Four, L.P. Financial Data Schedule at November 30, 1999 for the year then ended.

99.1  List of Directorships filed in response to Item 10.

99.2  Financial Statements and Schedules.