Form 10QSB
period 2000-02-29
MAXUS REAL PROPERTY-FOUR L P
filed 2000-04-14
CIK 700720

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)

X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarter period ended         February 29, 2000
                                     -----------------

                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       To
                                --------------------     --------------------

                         Commission file number 0-11023

                    MAXUS REAL PROPERTY INVESTORS-FOUR, L.P.
        (Exact name of small business issuer as specified in its charter)

       Missouri                                          43-1250566
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

1100 Main St., Ste 2100 Kansas City, Missouri                         64105
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code                (816) 421-4670

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X  No

                                      INDEX

                                                                            Page
PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:
         Balance Sheet                                                         3
         Statements of Operations                                              4
         Statements of Cash Flows                                              5

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
            OF OPERATIONS                                                      8

PART II - OTHER INFORMATION                                                   11

ITEM 1.  LEGAL PROCEEDINGS
ITEM 2.  CHANGES IN SECURITIES
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5.  OTHER INFORMATION
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


SIGNATURES                                                                    12
EXHIBIT INDEX                                                                 13

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   MAXUS REAL PROPERTY INVESTORS - FOUR, L.P.
                             (A LIMITED PARTNERSHIP)
                                  BALANCE SHEET
                                   (UNAUDITED)

(in thousands except unit information)                              February 29,
                                                                      2000

ASSETS:
Investment property
   Land                                                     $           1,014
   Buildings and improvements                                          15,244
                                                                       ------

                                                                       16,258

   Less accumulated depreciation                                        8,807
                                                                        -----

                                                                        7,451

   Investment property held for sale                                    3,400
                                                                        -----

           Total investment property                                   10,851

Cash                                                                       10
Accounts receivable, less allowance for doubtful accounts                 125
Prepaid expenses                                                           13
Deferred expenses, less accumulated amortization                           89
                                                                      -------

           Total assets                                     $          11,088
                                                                       ======

LIABILITIES AND PARTNERS' DEFICIT:

Liabilities:
   Mortgage notes payable                                   $          13,763
   Accounts payable and accrued expenses                                  385
   Refundable tenant deposits                                              75
                                                                      -------
           Total liabilities                                           14,223
Partners' deficit                                                      (3,135)
                                                                      -------

           Total liabilities and partners' deficit          $          11,088
                                                                       ======

                   MAXUS REAL PROPERTY INVESTORS - FOUR, L.P.
                             (A LIMITED PARTNERSHIP)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

(in thousands except unit information)               Three Months Ended
                                               February 29       February 28
                                                  2000              1999
Revenues:
   Rental                                $        684                705
   Other                                          115                102
                                                  ---                ---

           Total revenues                         799                807
                                                 ----                ---

Expenses:
  Depreciation and amortization                  164                  13
  Repairs and maintenance, including common
   area maintenance                               82                 118
  Real estate taxes                               90                  92
  Interest, net                                  317                 275
  Professional fees                               41                  76
  General and administrative                      42                  56
  Utilities                                       51                  32
  Property management fees - related parties      37                  40
  Other                                           63                  69
                                                 ---                 ---

           Total expenses                        887                 771
                                                 ---                 ---
           Income (loss) before adjustment
            to liquidation basis                 (88)                 36

Adjustment to liquidation basis                   --                  68
                                               -----                ----

           Net Income (loss)              $      (88)                104
                                              =======                ===
Net income (loss) allocation:
  General partners                        $       (1)                  2
  Limited partners                               (87)                102
                                               ------                ---

                                          $      (88)                104
                                               ======               ====
Limited partners' data:
  Net income (loss) per unit:
   Income (loss) before adjustment
    to liquidation basis                  $    (6.41)               2.57
   Adjustment to liquidation basis                --                4.96
                                            ---------          ---------

            Total                         $    (6.41)               7.53
                                            =========          =========
  Weighted average limited partnership
   units outstanding                          13,529              13,529
                                             ========           ========

                    MAXUS REAL PROPERTY INVESTORS-FOUR, L.P.
                             (A LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

(in thousands except unit information)                                         Three Months Ended
                                                                         February 29        February 28
                                                                             2000             1999

Cash flows from operating activities:
   Net income (loss)                                                        $ (88)             104
   Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities:
       Adjustment to liquidation basis                                         --              (68)
       Depreciation and amortization                                          164               13
       Changes in accounts affecting operations:
           Accounts receivable                                                 64               14
           Prepaid expenses                                                     6               --
           Accounts payable and accrued expenses                              (80)              77
           Refundable tenant deposits                                           5                4
                                                                            -----            -----

                        Net cash provided by operating activities              71              144
                                                                            -----            -----
Cash flows from investing activities - capital
   expenditures                                                               (19)             (22)
                                                                            -----            -----

Cash flows from financing activities -principal payments
   on mortgage notes payable                                                  (63)             (47)
                                                                            -----            -----

                        Net (decrease) increase in cash                       (11)              75

Cash, beginning of period                                                      21              227
                                                                            -----             ----

Cash, end of period                                                         $  10              302
                                                                            =====            =====

Supplemental disclosure of cash flow information -
   cash paid during the quarter for interest                                $ 404              275
                                                                            =====            =====

                    MAXUS REAL PROPERTY INVESTORS-FOUR, L.P.
                             (A LIMITED PARTNERSHIP)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
           THREE MONTHS ENDED FEBRUARY 29, 2000 AND FEBRUARY 28, 1999

(1) Summary of Significant Accounting Policies

Refer to the financial statements of Maxus Real Property Investors - Four, L.P., formerly known as Nooney Real Property Investors - Four, L.P. (the "Partnership"), for the year ended November 30, 1999, which are contained in the Partnership's Annual Report on Form 10-K, for a description of the accounting policies which have been continued without change except as noted below. Also, refer to the footnotes to those statements for additional details of the Partnership's financial condition. The details in those notes have not changed except as a result of normal transactions in the interim or as noted below. In the opinion of the general partner, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at February 29, 2000 and for all periods presented have been made. The results for the three-month period ended February 29, 2000 are not necessarily indicative of the results which may be expected for the entire year.

(a) Description of Business

The Partnership is a limited partnership organized under the laws of the State of Missouri on February 9, 1982. The Partnership was organized to invest primarily in income-producing real properties such as shopping centers, office buildings and other commercial properties, apartment buildings, warehouses, and light industrial properties. The Partnership's portfolio is comprised of an apartment building located in West St. Louis County, Missouri (Woodhollow Apartments) which generated 76% of total revenues for the quarter ended February 29, 2000, and a retail shopping center (Cobblestone Court) located in Burnsville, Minnesota, a suburb of Minneapolis, which generated the remaining 24% of total revenues for the quarter ended February 29, 2000. On December 21, 1999, the Partnership's Certificate of Limited Partnership was amended to change the name of the Partnership from Nooney Real Property Investors-Four, L.P. to Maxus Real Property Investors-Four, L.P.

(b) Basis of Accounting

On January 21, 1999, a plan to sell the Partnership's Woodhollow Apartments property and Cobblestone Court property was approved by a majority of the limited partners by proxy. The Partnership entered into sales contracts on both properties with American Spectrum Realty, Inc., an affiliate of Nooney Capital Corporation, corporate general partner of the Partnership at that time.

As a result of the partners' approval to sell the properties and liquidate the Partnership, the Partnership's financial statements as of November 30, 1998 and for the year then ended were prepared on a liquidation basis. Accordingly, assets were valued at estimated net realizable value and liabilities included estimated costs associated with carrying out the plan of liquidation.

In 1999, certain contingencies of the sale contracts were not fulfilled and the sale contracts were rendered null and void. As a result of the cancellation of the planned liquidation and the partners' intent to continue operations of the Woodhollow Apartments property, the financial statements are no longer presented on the liquidation basis of accounting. The cost of liquidation and other accruals made in 1998 when adopting the liquidation basis were reversed in 1999. $68 of the 1999 reversals were made during the first quarter of 1999.

On January 28, 2000, a sales agreement was signed on the Cobblestone Court property that provides for a net sales price of $5,100. The sale is subject to a due diligence period and, if completed, is expected to close by the end of the second quarter of 2000.

The financial statements include only those assets, liabilities, and results of operations of the partners which relate to the business of Maxus Real Property Investors-Four, L.P. The statements do not include assets, liabilities, revenues or expenses attributable to the partners' individual activities. No provision has been made for federal and state income taxes since these taxes are the responsibility of the partners.




            (The remainder of this page is left blank intentionally.)

ITEM 2:      MANAGEMENT'S DISCUSSION AND ANALYSIS OR RESULTS OF OPERATIONS

This 10-QSB contains forward-looking information (as defined in the Private Securities Litigation Reform Act of 1995) that involves risk and uncertainty, including trends in the real estate investment market, projected leasing and sales, and future prospects for the Partnership. Actual results could differ materially from those contemplated by such statements.

Liquidity and Capital Resources

Cash reserves as of February 29, 2000 are $10, a decrease of $11 from November 30, 1999. Cash provided from operating activities for the three months ended February 29, 2000 was $71. Investing activities used $19 due to property and equipment purchases. Financing activities, composed of principal payments on mortgage notes payable, used $63.

On January 28, 2000, the Partnership entered into a contract to sell the Cobblestone Court Shopping Center ("Cobblestone"), located at 14150 Nicollet Avenue South in Burnsville, Minnesota, a suburb of Minneapolis, to an unrelated third party, Farrington Properties, Inc., a Minnesota corporation. The sale price is $5,100. The contract was subject to a fifteen (15) day due diligence period pursuant to which Farrington had the right to terminate the contract without liability to the Partnership. The due diligence period expired February 12, 2000. The sale was tentatively scheduled to close on March 28, 2000 with the contract providing for one 45 day extension. The extension was exercised and the sale is now tentatively scheduled to close in May 2000. The sale is subject to certain conditions, including but not limited to delivery of satisfactory title and delivery of satisfactory subordination, non-disturbance and attornment agreements and estoppel letters from all tenants of the Property.

The Cobblestone sales contract provides for a net sale price of $5,100. If consummated as currently structured, the transaction will result in a gain of approximately $1,529. There is no assurance at this time, however, that the transaction will be consummated or that the gain will be realized.

On November 30, 1998, the Partnership refinanced the debt on both of its properties. A new loan agreement with a balance of $13,500 secured by both Cobblestone Court and Woodhollow Apartments was obtained. The loan agreement includes two notes, which are at a floating interest rate of LIBOR + 2.75% and call for monthly principal payments of $16. The loan matures November 30, 2001. In 1999, additional funds of $500 were borrowed on these notes.

Results of Operations

The results of operations for the Partnership's properties for the quarters ended February 29, 2000 and February 28, 1999 are detailed in the schedule below. Expenses of the Partnership are excluded.

         2000        Woodhollow Apartments              Cobblestone Court
Revenues                         $ 610                        $189
Expenses                           637                         251
                                 -----                       -----
Net Loss                         $ (27)                      $ (62)
                                ======                      ======

         1999        Woodhollow Apartments              Cobblestone Court
Revenues                         $ 608                        $196
Expenses                           486                         285
                                 -----                       -----
Net Income (Loss)                $ 122                       $ (89)
                                 =====                      ======

2000 Property Comparisons

At Woodhollow Apartments, revenues increased $2 in first quarter of 2000 compared to the same period in 1999. Expenses increased $151 when compared to first quarter of last year,. This increase is primarily due to an increase in depreciation and amortization of $151, and interest expense of $35. The increased expenses were partially offset by a decrease in repairs and maintenance of $34. Woodhollow Apartments was held for sale from the period of December 1998 through June 1999. The property's sale status was halted effective July 1, 1999 and liquidation basis accounting was reversed. Commencing in July 1999, entries were posted to depreciate all new and existing assets for the previous held for sale period. Woodhollow Apartments' assets have been depreciated in the first quarter of 2000. The increase in depreciation and amortization is due to both properties being classified as held for sale in 1999, while only Cobblestone Court is held for sale in 2000. No depreciation was recorded in 1999 or 2000 for the properties held for sale. The increase in interest expense is due to additional funds being borrowed in 1999 as described above in Item 2, under the heading Liquidity and Capital Resources.

At Cobblestone Court, the net loss for the quarters ended February 29, 2000 and February 28, 1999 was $62 and $89, respectively. The decrease in the net loss is primarily attributable to a decrease in expenses. Expenses decreased $34 in the first quarter 2000 compared to the first quarter of 1999, largely due to a decrease in professional fees of $22, and a decrease in real estate taxes of $16.

The occupancy  levels at February 29, 2000 and February 28 1999 are as follows:

                                              Occupancy levels as of:

                                            February 29        February 28
Property                                       2000               1999

Cobblestone Court Shopping Center               56%                59%


Woodhollow Apartments                           89%                94%

At Cobblestone Court Shopping Center, occupancy decreased to 56% compared to 61% at November 30, 1999. Two seasonal tenants vacated which occupied 5,823 square feet. One major tenant exercised their renewal option in March of 2000 for five additional years. The property has two major tenants that occupy approximately 26% and 9% of the available space under leases that expire January 2001 and December 2005, respectively.

At Woodhollow Apartments the occupancy increased to 89% from 87% at November 30, 1999. A rental increase was implemented on each floorplan during 1999. There were a high number of vacant one bedroom units at November 30, 1999. The rent on these units has since been reduced in an effort to increase the demand for one bedroom rental apartments.

Results of Operations - Consolidated

For the three month period ended February 29, 2000, the Partnership's consolidated revenues were $799 compared with $807 for the three months end February 28, 1999. The decrease in revenue of $8 (1.0%) can be attributed to the decrease in revenue from Cobblestone Court due to decreased occupancy.

The Partnership's consolidated expenses for the three months ended February 29, 2000 and the three months ended February 28, 1999 were $887 and $771 respectively. The increase in expenses of $116 (15.0%) is primarily due to an increase in depreciation and amortization of $151, increased interest expenses of $42 (15.3%), and increased utilities expense of $19 (59.3%). The increase in expenses was partially offset by a decrease in repairs and maintenance expense of $36 (30.5%), decreased professional fees of $35 (46.1%), and decreased general and administrative expense of $14 (25.1%). The property's sale status was halted effective July 1, 1999 and liquidation basis accounting was reversed. Commencing in July 1999, entries were posted to depreciate all new and existing assets for the previous held for sale period. Woodhollow Apartments' assets have been depreciated in the first quarter of 2000. The increase in depreciation and amortization is due to both properties being classified as held for sale in 1999, while only Cobblestone Court is held for sale in 2000. No depreciation was recorded in 1999 or 2000 for the properties held for sale. The increase in interest expense is due to additional funds being borrowed in 1999 as described in Item 2, under the heading Liquidity and Capital Resources. The increase in utilities expense is partially due to higher utility expense for vacant units and corporate suites in the first three months of 2000 compared to the same period of 1999. The decrease in repairs and maintenance, professional fees and general and administrative fees can be attributed to the change in management companies in November, 1999.

Year 2000 Issues

Information Technology Systems

Subsequent  to December  31,  1999,  the  Partnership  has not  experienced  any
material   information   technology  ("IT")  or  embedded   ("non-IT")   systems
disruptions or failures and anticipates no material systems problems at Cobblestone Court or Woodhollow Apartments.

Material Third Parties' Systems Failures

Evaluation of material third parties' Year 2000 readiness status was essentially complete as of December 31, 1999. The Partnership continues to monitor for any additional information pertaining to these parties' Year 2000 readiness. The Partnership has not experienced and does not anticipate any Year 2000 performance issues related to its material third parties.

PART II.  OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

None

ITEM 2.  CHANGES IN SECURITIES

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

             See Exhibit Index on Page 13

         (b) Reports on Form 8-K

             The following reports on Form 8-K were filed by the Registrant during the first quarter of 2000, each of which are incorporated herein by reference (File No. 000-11023):

             On January 21, 2000, the Registrant filed a Form 8-K reporting the change of the Registrant's name and the change of its general partner's name (Item 5).

             On January 25, 2000, the Registrant filed a Form 8-K reporting the dismissal of Deloitte and Touche L.L.P. as its certifying accountant. On February 16, 2000, the Registrant filed Amendment No. 1 to this Form 8-K (Items 4 and 7).

             On February 11, 2000, the Registrant filed a report on Form 8-K reporting the appointment of KPMG L.L.P. as its certifying accountant (Item 4).

             On February 17, 2000, the Registrant filed a Form 8-K reporting an agreement entered into by the Registrant to sell Cobblestone Court Shopping Center (Items 5 and 7).

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 14, 2000              MAXUS REAL PROPERTY INVESTORS-FOUR, L.P.


                                   BY:   MAXUS CAPITAL CORP.
                                         General Partner


                                         By: /s/ John W. Alvey
                                                 John W. Alvey
                                                 Director, Vice President
                                                 Secretary and Treasurer
                                                 (Principal Financial Officer)

                                  EXHIBIT INDEX


Exhibit Number       Description

     3.1 Amended and Restated Agreement and Certificate of Limited Partnership date April 7, 1982, is incorporated by reference to the Prospectus contained in the Registration Statement on Form S-11 under the Securities Act of 1933 (File No. 2-76046)

    27               Financial Data Schedule for the period ended February 29,
                     2000.