Form 10QSB
period 2000-05-31
MAXUS REALTY TRUST INC
filed 2000-07-17
CIK 700720

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---  ACT OF 1934

For the quarter period ended         May 31, 2000

                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _____________________ To ______________________

                         Commission file number 0-11023

                    MAXUS REAL PROPERTY INVESTORS-FOUR, L.P.
        (Exact name of small business issuer as specified in its charter)

          Missouri                                     43-1250566
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

104 Armour Road, North Kansas City, Missouri             64116
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code  (816) 303-4500

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X     No
      ---       ---

                                      INDEX


                                                                            Page
PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:
         Balance Sheet                                                        3
         Statements of Operations                                             4
         Statements of Cash Flows                                             5

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
            OF OPERATIONS                                                     8

PART II - OTHER INFORMATION                                                  11

ITEM 1.  LEGAL PROCEEDINGS                                                   11
ITEM 2.  CHANGES IN SECURITIES                                               11
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                     11
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 11
ITEM 5.  OTHER INFORMATION                                                   11
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                    11


SIGNATURES                                                                   12
EXHIBIT INDEX                                                                13

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   MAXUS REAL PROPERTY INVESTORS - FOUR, L.P.
                             (A LIMITED PARTNERSHIP)
                                  BALANCE SHEET
                                   (UNAUDITED)

                                                                     May 31,
                                                                      2000

ASSETS:
Investment property
   Land                                                     $       1,014,000
   Buildings and improvements                                      15,257,000
                                                                   ----------

                                                                   16,271,000

   Less accumulated depreciation                                    8,956,000
                                                                  -----------
       Total investment property                                    7,315,000

Cash                                                                  509,000
Accounts receivable, less allowance for doubtful accounts              31,000
Prepaid expenses                                                        4,000
Deferred expenses, less accumulated amortization                       50,000
                                                                  -----------

       Total Assets                                         $       7,909,000
                                                                  ===========

LIABILITIES AND PARTNER'S DEFICIT:

Liabilities:
   Mortgage notes payable                                   $       9,193,000
   Accounts payable and accrued expenses                              245,000
   Refundable tenant deposits                                          86,000
                                                                  -----------

       Total liabilities                                            9,524,000
Partners' deficit                                                  (1,615,000)

       Total liabilities and partners' deficit              $       7,909,000
                                                                  ===========

                   MAXUS REAL PROPERTY INVESTORS - FOUR, L.P.
                             (A LIMITED PARTNERSHIP)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                             Three Months Ended            Six Months Ended
                                                                            May 31,        May 31,       May 31,        May 31,
                                                                             2000           1999          2000           1999
Revenues:
   Rental                                                                $   794,000        704,000     1,478,000      1,409,000
   Other                                                                      69,000        135,000       184,000        237,000
                                                                         -----------    -----------   -----------    -----------
       Total revenues                                                        863,000        839,000     1,662,000      1,646,000
                                                                         -----------    -----------   -----------    -----------
Expenses:
   Depreciation and amortization                                             188,000         13,000       352,000         26,000
   Repairs and maintenance, including common
      area maintenance                                                        93,000        133,000       175,000        251,000
   Real estate taxes                                                          70,000         88,000       160,000        181,000
   Interest, net                                                             288,000        262,000       605,000        536,000
   Professional fees                                                          18,000         53,000        59,000        129,000
   General and administrative                                                 54,000         61,000        96,000        117,000
   Utilities                                                                  51,000         44,000       102,000         76,000
   Property management fees - related parties                                 44,000         44,000        81,000         84,000
   Other                                                                      78,000         91,000       141,000        161,000
                                                                         -----------    -----------   -----------    -----------
       Total expenses                                                        884,000        789,000     1,771,000      1,561,000
                                                                         -----------    -----------   -----------    -----------
       Income (loss) before adjustment to liquidation
          basis and gain on sale                                             (21,000)        50,000      (109,000)        85,000
Adjustment to liquidation basis                                                 --          517,000          --          586,000
Gain on sale of Cobblestone Court                                          1,541,000           --       1,541,000           --
                                                                         -----------    -----------   -----------    -----------
       Net Income                                                        $ 1,520,000        567,000     1,432,000        671,000
                                                                         ===========    ===========   ===========    ===========
Net income allocation:
   General partners                                                      $    26,000         10,000        25,000         12,000
   Limited partners                                                        1,494,000        557,000     1,407,000        659,000
                                                                         -----------    -----------   -----------    -----------
                                                                         $ 1,520,000        567,000     1,432,000        671,000
                                                                         ===========    ===========   ===========    ===========
Limited partners' data:
   Net income (loss) per unit:
      Income (loss) before adjustment to liquidation
         basis and gain on sale                                          $     (1.46)          3.61         (7.89)          6.19
      Adjustment to liquidation basis                                           --            37.56          --            42.52
      Gain on sale of Cobblestone Court                                       111.89           --          111.89           --
                                                                         -----------    -----------   -----------    -----------
       Total                                                             $    110.43          41.17        104.00          48.71
                                                                         ===========    ===========   ===========    ===========
   Weighted average limited partnership units outstanding                     13,529         13,529        13,529         13,529
                                                                         ===========    ===========   ===========    ===========

                    MAXUS REAL PROPERTY INVESTORS-FOUR, L.P.
                             (A LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          Six Months Ended
                                                                       May 31          May 31
                                                                        2000            1999

Cash flows from operating activities:
   Net income                                                       $ 1,432,000        671,000
   Adjustments to reconcile net income to net
     cash provided by (used in) operating activities:
       Adjustment to liquidation basis                                     --         (586,000)
       Gain on sale of Cobblestone Court                             (1,541,000)          --
       Depreciation and amortization                                    352,000         26,000
       Changes in accounts affecting operations:
           Accounts receivable                                          158,000        (34,000)
           Prepaid expenses                                              15,000        (48,000)
           Deferred expense                                                --           69,000
           Accounts payable and accrued expenses                       (221,000)       (22,000)
           Refundable tenant deposits                                    17,000          1,000
                                                                    -----------    -----------

                  Net cash provided by operating activities             212,000         77,000
                                                                    -----------    -----------

Cash flows from investing activities:
   Capital expenditures                                                 (32,000)      (391,000)
   Proceeds from sale of Cobblestone Court, net of
        related expenses                                              4,941,000           --
                                                                    -----------    -----------
                  Net cash provided (used) by investing activities    4,909,000       (391,000)
                                                                    -----------    -----------

Cash flows from financing activities:
   Principal payments on mortgage notes payable                      (4,633,000)       (95,000)
   Proceeds from mortgage note payable                                     --          342,000
                                                                    -----------    -----------

                  Net cash provided (used) by financing activities   (4,633,000)       247,000
                                                                    -----------    -----------

                  Net increase (decrease) in cash                       488,000        (67,000)

Cash, beginning of period                                                21,000        227,000
                                                                    -----------    -----------

Cash, end of period                                                 $   509,000        160,000
                                                                    ===========    ===========

Supplemental disclosure of cash flow information -
   cash paid during the six months for interest                     $   605,000        536,000
                                                                    ===========    ===========

                    MAXUS REAL PROPERTY INVESTORS-FOUR, L.P.
                             (A LIMITED PARTNERSHIP)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                THREE MONTHS ENDED MAY 31, 2000 AND MAY 31, 1999

(1) Summary of Significant Accounting Policies

Refer to the financial statements of Maxus Real Property Investors - Four, L.P., formerly known as Nooney Real Property Investors - Four, L.P. (the "Partnership"), for the year ended November 30, 1999, which are contained in the Partnership's Annual Report on Form 10-K, for a description of the accounting policies which have been continued without change except as noted below. Also, refer to the footnotes to those statements for additional details of the Partnership's financial condition. The details in those notes have not changed except as a result of normal transactions in the interim or as noted below. In the opinion of the general partner, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at May 31, 2000 and for all periods presented have been made. The results for the three- and six-month periods ended May 31, 2000 are not necessarily indicative of the results which may be expected for the entire year.

(a) Description of Business

The Partnership is a limited partnership organized under the laws of the State of Missouri on February 9, 1982. On December 21, 1999, the Partnership's
Certificate of Limited Partnership was amended to change the name of the Partnership from Nooney Real Property Investors-Four, L.P. to Maxus Real Property Investors-Four, L.P. The Partnership was organized to invest primarily in income-producing real properties such as shopping centers, office buildings and other commercial properties, apartment buildings, warehouses, and light industrial properties. The Partnership's portfolio is comprised of an apartment building located in West St. Louis County, Missouri (Woodhollow Apartments) which generated 81% of total revenues for the quarter ended May 31, 2000, and a retail shopping center (Cobblestone Court) located in Burnsville, Minnesota, a suburb of Minneapolis, which generated the remaining 19% of total revenues for the quarter ended May 31, 2000. On May 24, 2000, Cobblestone Court was sold for a price of $5,100,000.

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

In 1999, certain contingencies of the sale contracts were not fulfilled and the sale contracts were rendered null and void. As a result of the cancellation of the planned liquidation and the partners' intent to continue operations of the Woodhollow Apartments property, the financial statements are no longer presented on the liquidation basis of accounting. The cost of liquidation and other accruals made in 1998 when adopting the liquidation basis were reversed in 1999. $586,000 of the 1999 reversals were made during the first six months of 1999, of which $517,000 were made during the second quarter of 1999.

On January 28, 2000, a new sales agreement was signed on the Cobblestone Court property that provided for a net sales price of $5,100,000. The sale was completed May 24, 2000. Proceeds from the sale were used to reduce mortgage notes payable.

The financial statements include only those assets, liabilities, and results of operations of the partners which relate to the business of Maxus Real Property Investors-Four, L.P. The statements do not include assets, liabilities, revenues or expenses attributable to the partners' individual activities. No provision has been made for federal and state income taxes because these taxes are the responsibility of the partners.



(the remainder of this page left blank intentionally)

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

Liquidity and Capital Resources

Cash as of May 31, 2000 was $509,000, an increase of $488,000 from November 30, 1999. Cash provided from operating activities for the six months ended May 31, 2000 was $212,000. Investing activities provided cash of $4,909,000 primarily due to the sale proceeds of Cobblestone Court. Financing activities used cash of $4,633,000 composed of the payoff of the Cobblestone Court mortgage note payable, and regular principal payments on other mortgage notes payable.

On January 28, 2000, the Partnership entered into a contract to sell the Cobblestone Court Shopping Center, located at 14150 Nicollet Avenue South in
Burnsville, Minnesota, a suburb of Minneapolis, to an unrelated third party, Farrington Properties, Inc., a Minnesota corporation. The sale closed on May 24, 2000. The sale price was $5,100,000. The transaction resulted in a gain of approximately $1,541,000.

On November 30, 1998, the Partnership refinanced the debt on both of its properties. A new loan agreement with a balance of $13,500,000 secured by both Cobblestone Court and Woodhollow Apartments was obtained. The loan agreement includes two notes, which are at a floating interest rate of LIBOR + 2.75% and call for monthly principal payments of $16,000. The loan matures November 30, 2001. In 1999, additional funds of $500,000 were borrowed on these notes. On May 24, 2000, $4,530,000 of the loan was paid off due to the sale of Cobblestone Court.

Results of Operations

The results of operations for the Partnership's properties for the three and six months ended May 31, 2000 and May 31, 1999 are detailed in the schedule below.

                                 Woodhollow Apartments    Cobblestone Court
                               Three Months Six Months Three Months  Six Months
                                   Ended      Ended       Ended        Ended
                                      May 31, 2000           May 31, 2000

Revenues                        $ 698,000   1,308,000   $ 165,000      354,000
Expenses                          651,000   1,288,000     232,000      483,000
                                ---------   ---------   ---------    ---------
Net Income (Loss) before
 extraordinary item             $  47,000      20,000   $ (67,000)    (129,000)
                                =========   =========   =========    =========

                                 Woodhollow Apartments     Cobblestone Court
                               Three Months Six Months  Three Months Six Months
                                   Ended      Ended       Ended        Ended
                                      May 31, 1999           May 31, 1999

Revenues                        $ 616,000   1,224,000   $ 220,000      416,000
Expenses                          542,000   1,028,000     247,000      532,000
                                ---------   ---------   ---------    ---------
Net Income (Loss)               $  74,000     196,000   $ (27,000)    (116,000)
                                =========   =========   =========    =========

2000 Property Comparisons

At Woodhollow Apartments, revenues increased $82,000 (13.3%) in the second quarter of 2000 compared to the same period in 1999. Under the new management company, Maxus Properties, Inc., occupancy and rental rates have increased, contributing to the increased revenue. Expenses increased $109,000 when compared to the second quarter of last year. This increase in expenses is primarily due to an increase in depreciation and amortization of $149,000, and interest expense of $21,000. The increased expenses were partially offset by decreases in repairs and maintenance and other operating expenses of $38,000 and $34,000, respectively. The increase in depreciation and amortization is due to Woodhollow being held for sale in 1999, while it was not classified as held for sale in 2000. Woodhollow Apartments was held for sale from the period of December 1998 through June 1999. The property's sale status was halted effective July 1, 1999 and liquidation basis accounting was reversed. Commencing in July 1999, adjustments were made to depreciate all new and existing assets for the previous held for sale period. Woodhollow Apartments' assets have been depreciated in the first and second quarter of 2000.

At Cobblestone Court, the net loss before adjustment to liquidation basis and gain on sale for the quarters ended May 31, 2000 and May 31, 1999 was $67,000
and  $27,000,   respectively.   The  increase  in  the  net  loss  is  primarily
attributable to a decrease in CAM reimbursement of $74,000. Expenses decreased $15,000 in the second quarter 2000 compared to the second quarter of 1999, largely due to a decrease in professional fees of $34,000 offset by an increase in amortization of $26,000.

Pro Forma Results

The table below presents the pro-forma results of operations without Cobblestone Court for the three and six months ended May 31, 2000 and May 31, 1999. Cobblestone Court was sold May 24, 2000. These pro forma operating results are not necessarily indicative of what the actual results would have been had the Cobblestone Court property been sold at the beginning of the earliest period presented.

                                                     Three Months Ended      Six Months Ended
                                                    May 31,      May 31,     May 31,     May 31,
                                                      2000        1999        2000        1999

Revenues                                         $ 698,000     619,000   1,308,000   1,230,000
Repairs and maintenance, including
   common area maintenance                          66,000     112,000     106,000     178,000
Interest, net                                      195,000     173,000     410,000     354,000
Depreciation                                       157,000       8,000     317,000      17,000
General and administrative                          53,000      50,000      94,000      95,000
Other                                              180,000     199,000     361,000     384,000
                                                 ---------   ---------   ---------   ---------

    Total expenses                                 651,000     542,000   1,288,000   1,028,000
                                                 ---------   ---------   ---------   ---------

Net Income before adjustments                    $  47,000      77,000      20,000     202,000
   to liquidation basis and gain on sale          =========   =========   =========   =========

Net income before adjustment to liquidation
   basis and gain on sale per limited
   partnership units:                           $    3.39        5.59        1.45       14.62
                                                 =========   =========   =========   =========


The occupancy  levels at May 31, 2000 and May 31, 1999 are as follows:

                                            Occupancy levels as of:

                                          May 31,              May 31,
Property                                   2000                 1999

Cobblestone Court Shopping Center          N/A                   54%

Woodhollow Apartments                      95%                   91%

At Cobblestone Court Shopping Center, occupancy before it was sold on May 24, 2000 decreased to 56%, compared to 61% at November 30, 1999. Two seasonal tenants vacated which occupied 5,823 square feet. One major tenant exercised its renewal option in March of 2000 for five additional years. The property has two major tenants that occupy approximately 26% and 9% of the available space under leases that expire January 2001 and December 2005, respectively.

At Woodhollow Apartments the occupancy increased to 95% from 87% at November 30, 1999. A rental increase was implemented on each floor plan during 1999. There were a high number of vacant one bedroom units at November 30, 1999. The rent on these units has since been reduced in an effort to increase the demand for one bedroom rental apartments.

Results of Operations - Consolidated

For the three and six month periods ended May 31, 2000, the Partnership's consolidated revenues were $863,000 and $1,662,000, respectively. Revenues increased by $24,000 (2.9%) and $16,000 (1.0%) for the three and six month periods ended May 31, 2000 as compared to the same periods ended May 31, 1999. The increase in revenues can be attributed to the increase in rental income from Woodhollow, offset by a decline in revenues at Cobblestone Court.

For the three and six month periods ended May 31, 2000, the Partnership's consolidated expenses were $884,000 and $1,771,000, respectively. Expenses increased by $95,000 (12.0%) and $210,000 (13.5%) for the three and six month periods ended May 31, 2000 as compared to the same periods ended May 31, 1999. The Partnership's consolidated expenses for the three months ended May 31, 2000 and the three months ended May 31, 1999 were $884,000 and $789,000 respectively. The increase in expenses of $95,000 (12.0%) is primarily due to an increase in depreciation and amortization of $175,000, increased interest expense of $26,000 (9.9%), and increased utilities expense of $7,000 (15.9%). The increase in expenses was partially offset by a decrease in repairs and maintenance expense of $40,000 (30.1%), decreased professional fees of $35,000 (66.0%), and a decrease in other operating expenses of $13,000 (14.3%). The increase in depreciation and amortization expense is due to both properties being classified as held for sale in 1999, while only Cobblestone Court was held for sale in 2000. The properties' sale status was halted effective July 1, 1999 and liquidation basis accounting was reversed. Commencing in July 1999, adjustments were made to depreciate all new and existing assets for the previous held for sale period. Woodhollow Apartments' assets have been depreciated in the first and second quarter of 2000. No depreciation was recorded in 1999 or 2000 for the properties held for sale. The increase in interest expense is due to additional funds borrowed in 1999 as described in Item 2, under the heading Liquidity and Capital Resources, and higher interest rates in 2000. The increase in utilities expense is partially due to higher utility expense for vacant units and corporate suites in the first six months of 2000 compared to the same period of 1999. The decrease in repairs and maintenance, professional fees and general and other operating expense can be attributed to the change in management companies in November, 1999.

PART II.  OTHER INFORMATION

ITEM 1:   LEGAL PROCEEDINGS

None

ITEM 2:   CHANGES IN SECURITIES

None

ITEM 3:   DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5:   OTHER INFORMATION

None

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

            See Exhibits Index on Page 14

         (b) Reports on Form 8-K

            None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: July 14, 2000                MAXUS REAL PROPERTY INVESTORS-FOUR, L.P.
                                    By:    MAXUS CAPITAL CORP.
                                           General Partner

                                    By: /s/John W. Alvey
                                           John W. Alvey
                                           Director, Vice President
                                           Secretary and Treasurer
                                           (Principal Financial Officer)

EXHIBIT INDEX

  Exhibit
   Number                          Description

   3.1 Amended and Restated Agreement and Certificate of Limited Partnership dated April 7, 1982, is incorporated by reference from
            Exhibit 3.1 to the Registrant's Form 10-K for the fiscal year ended November 30, 1999 (File No. 000-11023).

   3.2 Amendment of Certificate of Limited Partnership dated December 21, 1999 is incorporated by reference to the Form 8-K filed by the Registrant (File No. 000-11023).

  10.1 Contract for the sale of Cobblestone Court Shopping Center dated January 28, 2000 is incorporated by reference to the Form 8-K filed by the Registrant under the Securities Act of 1933 (File No. 000-11023).

  10.2 Letter agreement dated March 29, 2000 amending the Contract for the Sale of Cobblestone Court Shopping Center.

  10.3 Letter agreement dated May 3, 2000 amending the Contract for the Sale of Cobblestone Court Shopping Center.

  10.4 Letter agreement dated May 19, 2000 amending the Contract for the Sale of Cobblestone Court Shopping Center.

  27        Financial Data Schedule for the period ended May 31, 2000.