Form 10QSB
period 2000-08-31
MAXUS REAL PROPERTY INVESTORS FOUR LP
filed 2000-10-13
CIK 700720

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended        August 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ To _____________________

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]    No [ ]

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

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   MAXUS REAL PROPERTY INVESTORS - FOUR, L.P.
                             (A LIMITED PARTNERSHIP)
                                  BALANCE SHEET
                                   (UNAUDITED)

                                                                   August 31,
                                                                      2000

ASSETS:
Investment property
   Land                                                          $  1,014,000
   Buildings and improvements                                      15,285,000
                                                                 ------------

                                                                   16,299,000

   Less accumulated depreciation                                    9,107,000
                                                                 ------------
       Total investment property                                    7,192,000

Cash                                                                  629,000
Accounts receivable, less allowance for doubtful accounts              33,000
Prepaid expenses                                                         --
Deferred expenses, less accumulated amortization                       42,000

       Total Assets                                              $  7,896,000
                                                                 ============

LIABILITIES AND PARTNER'S DEFICIT:

Liabilities:
   Mortgage notes payable                                        $  9,159,000
   Accounts payable and accrued expenses                              312,000
   Refundable tenant deposits                                          95,000
                                                                 ------------

       Total liabilities                                            9,566,000
Partners' deficit                                                  (1,670,000)

       Total liabilities and partners' deficit                   $  7,896,000
                                                                 ============

                   MAXUS REAL PROPERTY INVESTORS - FOUR, L.P.
                             (A LIMITED PARTNERSHIP)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                               Three Months Ended            Nine Months Ended
                                                              August 31,    August 31,    August 31,    August 31,
                                                                2000          1999          2000          1999
Revenues:
   Rental                                                  $  655,000       701,000     2,133,000     2,110,000
   Other                                                       54,000        97,000       238,000       334,000
                                                           ----------    ----------    ----------    ----------
       Total revenues                                         709,000       798,000     2,371,000     2,444,000
                                                           ----------    ----------    ----------    ----------
Expenses:
   Depreciation and amortization                              160,000       420,000       512,000       446,000
   Repairs and maintenance, including common
      area maintenance                                         67,000       114,000       242,000       365,000
   Real estate taxes                                           34,000        89,000       194,000       270,000
   Interest, net                                              220,000       278,000       825,000       814,000
   Professional fees                                           37,000       121,000        96,000       250,000
   General and administrative                                  50,000        67,000       146,000       184,000
   Utilities                                                   42,000        50,000       144,000       126,000
   Management fees - related parties                           61,000        43,000       142,000       127,000
   Other                                                       94,000       103,000       235,000       264,000
                                                           ----------    ----------    ----------    ----------
       Total expenses                                         765,000     1,285,000     2,536,000     2,846,000
                                                           ----------    ----------    ----------    ----------
       Loss before adjustment to liquidation
          basis and gain on sale                              (56,000)     (487,000)     (165,000)     (402,000)
Adjustment to liquidation basis                                  --            --            --         586,000
Gain on sale of Cobblestone Court                                --            --       1,541,000          --
                                                           ----------    ----------    ----------    ----------
       Net Income (loss)                                   $  (56,000)     (487,000)    1,376,000       184,000
                                                           ==========    ==========    ==========    ==========
Net income (loss) allocation:
   General partners                                        $   (1,000)       (8,000)       24,000         3,000
   Limited partners                                           (55,000)     (479,000)    1,352,000       181,000
                                                           ----------    ----------    ----------    ----------
                                                           $  (56,000)     (487,000)    1,376,000       184,000
                                                           ==========    ==========    ==========    ==========
Limited partners' data:
   Net loss per unit:
      Loss before adjustment to liquidation
         basis and gain on sale                            $    (4.07)       (35.40)       (11.95)       (29.18)
      Adjustment to liquidation basis                            --            --            --           42.52
      Gain on sale of Cobblestone Court                          --            --          111.90          --
                                                           ----------    ----------    ----------    ----------

       Total                                               $    (4.07)       (35.40)        99.95         13.34
                                                           ==========    ==========    ==========    ==========

   Weighted average limited partnership units outstanding      13,529        13,529        13,529        13,529
                                                           ==========    ==========    ==========    ==========

                    MAXUS REAL PROPERTY INVESTORS-FOUR, L.P.
                             (A LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                           Nine Months Ended
                                                                         August 31,      August 31,
                                                                            2000           1999
Cash flows from operating activities:
   Net income                                                         $ 1,376,000        184,000
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Adjustment to liquidation basis                                       --         (586,000)
       Gain on sale of Cobblestone Court                               (1,541,000)          --
       Depreciation and amortization                                      512,000        446,000
       Changes in accounts affecting operations:
           Accounts receivable                                            156,000        (34,000)
           Prepaid expenses                                                19,000        (30,000)
           Deferred expense                                                  --          122,000
           Accounts payable and accrued expenses                         (154,000)       215,000
           Refundable tenant deposits                                      26,000           --
                                                                      -----------    -----------
                  Net cash provided by operating activities               394,000        317,000
                                                                      -----------    -----------
Cash flows from investing activities:
   Capital expenditures                                                   (60,000)      (780,000)
   Proceeds from sale of Cobblestone Court, net of
        related expenses                                                4,941,000           --
                                                                      -----------    -----------
                  Net cash provided (used) by investing activities      4,881,000       (780,000)
                                                                      -----------    -----------
Cash flows from financing activities:
   Principal payments on mortgage notes payable                        (4,667,000)      (142,000)
   Funding on mortgage notes payable                                         --          500,000
                  Net cash provided (used) by financing activities     (4,667,000)       358,000
                                                                      -----------    -----------
                  Net increase (decrease) in cash                         608,000       (105,000)
Cash, beginning of period                                                  21,000        227,000
                                                                      -----------    -----------
Cash, end of period                                                   $   629,000        122,000
                                                                      ===========    ===========
Supplemental disclosure of cash flow information -
   cash paid during the nine months for interest                      $   826,000        719,000
                                                                      ===========    ===========

                    MAXUS REAL PROPERTY INVESTORS-FOUR, L.P.
                             (A LIMITED PARTNERSHIP)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
         THREE AND NINE MONTHS ENDED AUGUST 31, 2000 AND AUGUST 31, 1999

(1) Summary of Significant Accounting Policies

Refer to the financial statements of Maxus Real Property Investors - Four, L.P., formerly known as Nooney Real Property Investors - Four, L.P. (the "Partnership"), for the year ended November 30, 1999, which are contained in the Partnership's Annual Report on Form 10-K, for a description of the accounting policies which have been continued without change except as noted below. Also, refer to the footnotes to those statements for additional details of the Partnership's financial condition. The details in those notes have not changed except as a result of normal transactions in the interim or as noted below. In the opinion of the general partner, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at August 31, 2000 and for all periods presented have been made. The results for the three and nine-month periods ended August 31, 2000 are not necessarily indicative of the results which may be expected for the entire year.

(a) Description of Business

The Partnership is a limited partnership organized under the laws of the State of Missouri on February 9, 1982. On December 21, 1999, the Partnership's
Certificate of Limited Partnership was amended to change the name of the Partnership from Nooney Real Property Investors-Four, L.P. to Maxus Real Property Investors-Four, L.P. The Partnership was organized to invest primarily in income-producing real properties such as shopping centers, office buildings and other commercial properties, apartment buildings, warehouses, and light industrial properties. The Partnership's portfolio is comprised of an apartment building located in West St. Louis County, Missouri (Woodhollow Apartments) which generated 97.5% of total revenues for the quarter ended August 31, 2000. Cobblestone Court, a retail shopping center located in Burnsville, Minnesota, a suburb of Minneapolis, was sold for a price of $5,100,000 on May 24, 2000.

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

In 1999, certain contingencies of the sale contracts were not fulfilled and the sale contracts were rendered null and void. As a result of the cancellation of the planned liquidation and the partners' intent to continue operations of the Woodhollow Apartments property, the financial statements are no longer presented on the liquidation basis of accounting. The cost of liquidation and other accruals made in 1998 when adopting the liquidation basis were reversed in 1999. $586,000 of the 1999 reversals were made during the first nine months of 1999.

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

Liquidity and Capital Resources

Cash as of August 31, 2000 was  $629,000,  an increase of $608,000 from November
30, 1999. Cash provided from operating activities for the nine months ended August 31, 2000 was $394,000. Investing activities provided cash of $4,881,000 primarily due to the sale proceeds of Cobblestone Court. Financing activities used cash of $4,667,000 composed of the payoff of the Cobblestone Court mortgage note payable, and regular principal payments on other mortgage notes payable.

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

Results of Operations

The results of operations for the Partnership's properties for the three and nine months ended August 31, 2000 and August 31, 1999 are detailed in the schedule below.

                                          Woodhollow Apartments              Cobblestone Court
                                        Three Months   Nine Months        Three Months Nine Months
                                           Ended         Ended               Ended       Ended
                                            August 31, 2000                   August 31, 2000

Revenues                              $    691,000     1,999,000         $   18,000     372,000
Expenses                                   708,000     1,996,000             27,000     510,000
                                      -------------    ----------        ----------  ----------
Net Income (Loss) before
 adjustment to liquidation
 basis and gain on sale               $    (17,000)        3,000         $   (9,000)   (138,000)
                                      =============    ==========         ==========   ==========

                                        Woodhollow Apartments                  Cobblestone Court
                                        Three Months   Nine Months        Three Months  Nine Months
                                           Ended         Ended               Ended        Ended
                                            August 31, 1999                    August 31, 1999

Revenues                              $    596,000     1,820,000         $  200,000     616,000
Expenses                                   987,000     2,015,000            298,000     830,000
                                      ------------    ----------         ----------   ----------
Net Income (Loss) before
 adjustment to liquidation
 basis and gain on sale               $   (391,000)     (195,000)        $  (98,000)   (214,000)
                                      =============    ==========        ==========   ==========

2000 Property Comparisons

At Woodhollow Apartments, revenues increased $95,000 (15.9%) in the third quarter of 2000 compared to the same period in 1999. Under the new management company, Maxus Properties, Inc., occupancy and rental rates have increased contributing to the increased revenue. Expenses decreased $279,000 when compared to the third quarter of last year. This decrease in expenses is primarily due to a decrease in depreciation and amortization of $256,000, repairs and maintenance of $26,000, and professional fees of $16,000. The decreased expenses were partially offset by increases in interest expense of $34,000. The decrease in depreciation and amortization is due to Woodhollow being held for sale in 1999, while it was not classified as held for sale in 2000. Woodhollow Apartments was held for sale from the period of December 1998 through June 1999. The property's sale status was halted effective July 1, 1999 and liquidation basis accounting was reversed. Commencing in July 1999, adjustments were made to depreciate all new and existing assets for the previous held for sale period. Woodhollow Apartments' assets have been depreciated for all nine months of 2000.

At Cobblestone Court, revenues recorded for the quarter ended August 31, 2000 are residual CAM income items and expenses are residual operating expenses.

Pro Forma Results

The table below presents the pro-forma results of operations without Cobblestone Court for the three and nine months ended August 31, 2000 and August 31, 1999. Cobblestone Court was sold May 24, 2000. These pro forma operating results are not necessarily indicative of what the actual results would have been had the Cobblestone Court property been sold at the beginning of the earliest period presented.


                                               Three Months Ended               Nine Months Ended
                                               August 31,    August 31,      August 31,     August 31,
                                                 2000          1999            2000           1999

   Revenues                                 $   691,000       598,000        1,999,000      1,828,000
   Repairs and maintenance, including
      common area maintenance                    60,000        85,000          166,000        263,000
   Interest, net                                220,000       186,000          630,000        540,000
   Depreciation                                 159,000       416,000          476,000        433,000
   General and administrative                    50,000        57,000          144,000        152,000
   Other                                        249,000       243,000          610,000        627,000
                                                -------       -------          -------        -------
       Total expenses                           738,000       987,000        2,026,000      2,015,000
                                                -------       -------        ---------      ---------
   Net loss before adjustment to
       liquidation basis and gain on sale   $  (47,000)     (389,000)         (27,000)      (187,000)
                                              =========   ===========       ==========    ===========
   Net loss before adjustment to
       liquidation basis and gain on sale
       per limited partnership units:       $    (3.44)       (28.24)           (1.99)        (13.62)
                                              =========     =========       ==========     ==========

The occupancy  levels at August 31, 2000 and August 31, 1999 are as follows:

                                          Occupancy levels as of:

                                       August 31,           August 31,

Property                                  2000                 1999

Cobblestone Court Shopping Center         N/A                  54%

Woodhollow Apartments                     96%                  91%


At Woodhollow Apartments the occupancy increased to 96% from 87% at November 30, 1999. A rental increase was implemented on each floor plan during 1999. There were a high number of vacant one bedroom units at November 30, 1999. The rent on these units has since been reduced in an effort to increase the demand for one bedroom rental apartments.


Results of Operations - Consolidated

For the three and nine month periods ended August 31, 2000, the Partnership's consolidated revenues were $709,000 and $2,371,000, respectively. Revenues decreased by $89,000 (11.2%) and $73,000 (3.0%) for the three and nine month periods ended August 31, 2000 as compared to the same periods ended August 31, 1999. Revenue at Woodhollow for the three months ended August 31, 2000 increased by $95,000, offset by a decrease in income due to the sale of Cobblestone Court of $182,000. For the nine months ended August 31, 2000, revenue increased at Woodhollow by $179,000 offset by a decrease at Cobblestone Court of $244,000, which is primarily due to the sale of Cobblestone Court in May 2000.

For the three and nine month periods ended August 31, 2000, the Partnership's consolidated expenses were $765,000 and $2,536,000, respectively. Expenses decreased by $520,000 (40.5%) and $310,000 (10.9%) for the three and nine month periods ended August 31, 2000 as compared to the same periods ended August 31, 1999. Expenses at Woodhollow for the three months ended August 31, 2000 decreased by $279,000, primarily due to a decrease in depreciation and amortization of $256,000. Expenses at Cobblestone Court decreased by $272,000 due to the sale of Cobblestone Court in May 2000. For the nine months ended August 31, 2000, expenses at Woodhollow decreased by $19,000. For the same period, expenses at Cobblestone Court decreased by $321,000, which was primarily due to the sale of Cobblestone Court in May 2000.

For the three and nine month periods ended August 31, 2000, Management fee expense increased by $18,000 and $15,000 respectively. The increase was due primarily to the partnership management fee, provided for in the Partnership agreement, of $30,000, payable to the General Partner of the Partnership, being incurred in 2000 and not in 1999. Property management fees for the three and nine month periods ended August 31, 2000 were $31,000 and $112,000 respectively, compared to $43,000 and $127,000 for the same periods ended August 31, 1999.

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

Dated: October 13, 2000                 MAXUS REAL PROPERTY INVESTORS-FOUR, L.P.
                                        By: MAXUS CAPITAL CORP.
                                            General Partner


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

10.1 Contract for the sale of Cobblestone Court Shopping Center dated January 28, 2000 is incorporated by reference to the Form 8-K filed by the Registrant under the Securities Act of 1933 (File No. 000- 11023).

10.2 Letter agreement dated March 29, 2000 amending the Contract for the Sale of Cobblestone Court Shopping Center.

10.3 Letter agreement dated May 3, 2000 amending the Contract for the Sale of Cobblestone Court Shopping Center.

10.4 Letter agreement date May 19, 2000 amending the Contract for the Sale of Cobblestone Court Shopping Center.

27                Financial Data Schedule for the period ended August 31, 2000.