Form 10KSB
period 2000-11-30
MAXUS REAL PROPERTY INVESTORS FOUR LP
filed 2001-02-15
CIK 700720

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 30, 2000

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to __________________

                         Commission file number 0-11023
                     MAXUS REAL PROPERTY INVESTORS-FOUR, L.P
                 (Name of Small Business Issuer in Its Charter)

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

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for its most recent fiscal year are $3,070,000.

As of January 1, 2001, the aggregate market value of the Registrant's units of limited partnership interest (which constitute voting securities under certain circumstances) held by non-affiliates of the Registrant was $11,644,000. (The aggregate market value was computed on the basis of the initial selling price of $1,000 per unit of limited partnership interest, using the number of units not beneficially owned on January 1, 2001 by the General Partners or holders of 10% or more of the Registrant's limited partnership units. The initial selling price of $1,000 per unit is not the current market value. Accurate pricing information is not available because the value of the limited partnership units is not determinable since no active secondary market exists. The characterization of such General Partners and 10% holders as affiliates is for the purpose of this computation only and should not be construed as an admission for any purpose that any such persons are, or other persons not so characterized are not, in fact, affiliates of the Registrant).

PART I

Item 1: Description of Business
This 10-KSB contains forward-looking information (as defined in the Private Securities Litigation Reform Act of 1995) that involves risk and uncertainty, including trends in the real estate investment market, projected leasing and sales, and the future prospects for the Registrant. Actual results could differ materially from those contemplated by such statements.

Maxus Real Property Investors-Four, L.P. (formerly known as Nooney Real Property Investors-Four, L.P.) (the "Registrant") is a limited partnership formed under the Missouri Uniform Limited Partnership Law on February 9, 1982, to invest, on a leveraged basis, in income-producing real properties such as shopping centers, office buildings, apartment complexes, office/warehouses and other commercial properties. The Registrant originally acquired five real property investments. Between 1990 and 1993, the Registrant disposed of three properties, two by sale and one by deed in lieu of foreclosure. In 2000, Cobblestone Court Shopping Center in Burnsville, Minnesota was sold. Presently, the Registrant owns one property, Woodhollow Apartments in St. Louis County, Missouri. For information respecting these assets and revenue and income therefrom, see Exhibit 99.2 Financial Statements, which is filed herewith and is incorporated by reference. (See Item 13(a)(1)).

On November 19, 1999, Maxus Capital Corp. (formerly known as Nooney Capital Corp.) amended its articles of incorporation to change its name. On December 21, 1999, Maxus Capital Corp., the Registrant's general partner, filed an amendment to the Registrant's Certificate of Limited Partnership, changing (i) the name and address of the managing General Partner to Maxus Capital Corp., 104 Armour Road, North Kansas City, MO 64116 and (ii) the Registrant's name to Maxus Real Property Investors-Four, L.P.

The Registrant's primary investment objectives are to preserve and protect the Limited Partners' capital and obtain long-term appreciation in the value of its property. The original term of the Registrant is until December 31, 2082. It was originally anticipated that the Registrant would sell or refinance its properties within approximately five to ten years after their acquisition. The depression of real estate values experienced nationwide from 1988 to 1993 lengthened this time frame in order to achieve the goal of capital appreciation.

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

On July 7, 1999, certain contingencies remained unfulfilled and not waived. The managing General Partner elected not to grant any further extensions and the sale contracts became null and void.

On June 25, 1999 a complaint was filed in the United States District Court for the Eastern District of Missouri by Bond Purchase, L.L.C. ("Bond Purchase") against the Registrant and its general partner, Nooney Capital Corp.. The complaint alleged that the defendants arranged for the sale of partnership assets to ASR, at a price which was $1 million less than another entity affiliated with the plaintiff was willing to pay. The complaint further alleged that Nooney Capital Corp, as a general partner of the Registrant, filed a proxy statement relating to the sale of partnership assets which omitted certain unspecified material facts and which otherwise failed to provide complete information to the limited partners. In addition, the complaint alleged that the defendants refused to allow the plaintiff access to the books and records of the partnership. The complaint sought injunctive relief against the proposed sale of the partnership assets, damages for alleged violations of the Securities Exchange Act, damages for alleged breaches of fiduciary duty, appointment of a receiver for the partnership and an accounting. The Registrant and Nooney Capital Corp. moved to dismiss the complaint on various grounds, including the fact that the sale transaction did not take place. As a result of the settlement described below, Bond Purchase dismissed its lawsuit against the Registrant and Nooney Capital Corp.

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

On January 28, 2000, the Registrant entered into a contract to sell the Cobblestone Court Shopping Center ("Cobblestone"), located at 14150 Nicollet Avenue South in Burnsville, Minnesota, a suburb of Minneapolis, to an unrelated third party, Farrington Properties, Inc., a Minnesota corporation. The sale price was $5,100,000. The sale closed on May 24, 2000. The gain on the sale was approximately $1,541,000.

Competition
The business in which the Registrant is engaged is highly competitive. The Registrant's investment property is located in a major urban area and is subject to competition from other similar types of properties in such areas. The Registrant competes for tenants for its property with numerous other real estate limited partnerships, as well as with individuals, corporations, real estate investment trusts and other entities engaged in real estate investment activities. Such competition is based on such factors as location, rent schedules and services and amenities provided.

Employees

The Registrant has no employees. Property management services for the Registrant's investment property are provided by Maxus. Maxus employs more than 300 people to manage 53 commercial properties, including more than 9,000 apartment units and 600,000 square feet of retail and office space.


Item 2: Description of Properties

Investment Objectives
The Registrant's investment objectives are to invest, on a leveraged basis, in income-producing real properties such as shopping centers, office buildings, apartment complexes/warehouses and other commercial properties. The Registrant originally acquired five real property investments. Presently, the Registrant has sold all of the properties except one, Woodhollow Apartment in St. Louis County, Missouri. The Registrant is intended to be self-liquidating and proceeds, if any, from the sale or refinancing of the Registrant's real property investments will not be invested in new properties, but will be distributed to the partners or, at the discretion of the managing General Partners, applied to capital improvements to, or the payment of indebtedness with respect to, existing properties, the payment of other expenses or the establishment of reserves.

Description of Real Properties
On February 16, l982, the Registrant purchased the Cobblestone Court Shopping Center ("Cobblestone"), located at 14150 Nicollet Avenue South in Burnsville, Minnesota, a suburb of Minneapolis. Cobblestone, which contains approximately 98,000 net rentable square feet, was constructed in l980 of brick and concrete with a wood facade covering a portion of an enclosed pedestrian walkway. Cobblestone is located on an 11 acre site which provides paved parking for 605 cars. The purchase price of Cobblestone was $5,882,000. Cobblestone was sold on May 24, 2000. The gain on the sale was approximately $1,541,000.

On July 28, l982, the Registrant purchased the Woodhollow Apartments ("Woodhollow"), a 402- unit garden apartment complex located on Dorsett Road in west St. Louis County, Missouri. The complex, which was constructed in phases in l971 and l972, consists of 17 buildings containing one, two and three bedroom apartments. The complex is located on a 26 acre site which provides paved parking for 707 cars. The purchase price of Woodhollow was $12,665,000. Woodhollow was 95% occupied at 11/30/00.

Reference is made to Note 2 to Notes to Financial  Statements  filed herewith as
Exhibit 99.2 in response to Item 7 for a description of the mortgage indebtedness secured by the Registrant's real property investments.

The following table sets forth certain information as of November 30, 2000, relating to the property owned by the Registrant.

                                      AVERAGE
                                      ANNUALIZED
                                      EFFECTIVE
                         TOTAL        BASE RENT             PRINCIPAL TENANTS
            SQUARE      ANNUALIZED    PER SQUARE   PERCENT  OVER 10% OF PROPERTY
PROPERTY    FEET        BASE RENT     FOOT         LEASED   SQUARE FOOTAGE

Woodhollow  402 Units   $2,489,000    $6,192/unit  95%      None

The General Partner believes Woodhollow is adequately covered by insurance and considers the property to be well-maintained and sufficient for the Registrant's operations.

For tax purposes, Woodhollow is depreciated under the Modified Accelerated Cost Recovery System (MACRS). The largest depreciable component of Woodhollow is the building which is depreciated, using the straight-line method, over 31 years depending on the date when it was placed in service. The remaining depreciable components of Woodhollow are personal property and land improvements which are depreciated, using an accelerated method, over 5 and 15 years, respectively. The federal tax basis of Woodhollow for tax depreciation purposes is the same as the basis for book depreciation purpose. The real estate impairment loss, which was recorded against the book cost of the land and depreciable property, was not recognized for tax purposes.

For a description of Woodhollow's occupancy levels over the past three years, see Item 6, "Results of Property Operations."


Item 3: Legal Proceedings

None


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

On December 1, 2000, Millenium filed a Form DFRN 14A (Definitive Proxy Statement) with the Securities Exchange Commission terminating its solicitation of Consents effective November 30, 1999, in response to the change of control of the Registrant.


PART II

Item 5: Market For Common Equity And Related Stockholder Matters

As of January 1, 2001, there were 988 record holders of Units in the Registrant. There is no public market for the Units, and it is not anticipated that a public market will develop.

There were no cash distributions paid to the Limited Partners during fiscal 1999 or fiscal 2000.


Item 6: Management's Discussion And Analysis

2000 Comparisons

For the year ended November 30, 2000, the Registrant's consolidated revenues are $3,070,000 compared with $3,250,000 for the year ended November 30, 1999. The decrease in revenues of $180,000 (5.5%) can be attributed primarily to the decrease in revenues of $411,000 from Cobblestone due to the sale previously discussed, offset by an increase in revenue of $240,000 at Woodhollow due to increased rental and occupancy rates.

The Registrant's consolidated expenses were $3,278,000 for the year ended November 30, 2000 as compared to $3,753,000 for the year ended November 30, 1999. The decrease in expenses of $475,000 (12.7%) is primarily attributable to the decrease in expenses of $499,000 from Cobblestone due to the sale previously discussed, and decreased expenses of $23,000 at Woodhollow Apartments. The decrease in property expenses was offset by partnership management fees of $40,000, provided for in the Partnership Agreement, payable to the General Partner of the Partnership being incurred in 2000 and not in 1999.

The loss before gain on sale of Cobblestone for the year ended November 30, 2000 was $208,000 or $15.11 per limited partnership unit as compared to a loss before adjustment to liquidation basis of $503,000 or $36.53 per limited partnership unit for the year ended 1999. Cash flow provided by operating activities was $238,000 for the year ended November 30, 2000 as compared to cash flow provided by operating activities of $328,000 for the year ended 1999.

Results of Property Operations

The results of operations for the Registrant's properties for the years ended November 30, 2000, and 1999 are detailed in the schedule below. The information contained in the schedule is the results of operations for each property prior to the proposed adjustment to liquidation basis and gain on sale of Cobblestone. For further discussion of the sale of Cobblestone, see Item 6, "Liquidity and Capital Resources". Expenses of the Registrant are excluded.

                                         Woodhollow        Cobblestone
2000

Revenues                                $ 2,692,000        $   378,000
Expenses                                  2,694,000            514,000
                                        -----------        -----------

Net loss                                   $ (2,000)        $ (136,000)
                                        ============       ===========

1999

Revenues                                $ 2,452,000        $   789,000
Expenses                                  2,717,000          1,013,000
                                        -----------        -----------

Net loss                                 $ (265,000)        $ (224,000)
                                        ============       ===========


Cobblestone Court revenues decreased $411,000 from 1999 to 2000 and expenses decreased $499,000 for the same period due primarily to the sale of Cobblestone in May of 2000.

At Woodhollow Apartments, revenues increased $240,000 from 1999 to 2000 due to an increase in rental revenue of $191,000 and other income of $49,000. The increase in rental revenue is due to an increase in both rental rates and occupancy rates. Expenses decreased $23,000 in 2000 compared to 1999, due to a decrease in repairs and maintenance of $63,000, $30,000 of which is payroll, professional fees of $71,000 and other expenses of $80,000. The decreased expenses were partially offset by an increase in interest expense of $111,000, and depreciation and amortization of $77,000.

The occupancy levels at the Registrant's properties as of November 30 were:

                             Occupancy rates at November 30
                                 2000     1999     1998

       Woodhollow                 95%      87%      92%
       Cobblestone                N/A      61%      59%

At Woodhollow, occupancy increased when compared to 1999. A rental increase was implemented on each floor plan during the year. There were a high number of vacant one bedroom units at November 30, 1999. The rent on these units has since been reduced in an effort to increase the demand for one bedroom rental apartments.

Occupancy at Cobblestone Court decreased from 61% at the beginning of the year to 56% prior to its sale in May of 2000. For further discussion of the sale of Cobblestone Court , see Item 6, "Liquidity and Capital Resources".

Liquidity and Capital Resources

Cash reserves as of November 30, 2000 are $1,186,000, an increase of $1,165,000 from the year ended November 30, 1999. The increase in cash is due primarily to the sale of Cobblestone Court and the refinancing of the debt on the remaining property, Woodhollow Apartments. Cash provided from operating activities for year ended November 30, 2000 was $238,000. Investing activities provided cash of $4,853,000, primarily due to the proceeds from the sale of Cobblestone Court. Financing activities used cash of $3,926,000 composed of the payoff of the Cobblestone Court mortgage note payable, the refinancing of the debt on Woodhollow Apartments, and principal payments on mortgage notes payable.

On January 28, 2000, the Registrant entered into a contract to sell the Cobblestone Court Shopping Center, located at 14150 Nicollet Avenue South in
Burnsville, Minnesota, a suburb of Minneapolis, to an unrelated third party, Farrington Properties, Inc., a Minnesota corporation. The sale price was $5,100,000. The sale closed on May 24, 2000. The gain on sale was approximately $1,541,000.

On November 20, 2000, the Registrant refinanced the debt on its remaining property, Woodhollow Apartments. The interest rate on the new loan is 7.45%. Monthly interest payments are $61,000. The loan matures on December 1, 2010.

Inflation

The effects of inflation did not have a material impact upon the Registrant's operations in fiscal 2000 and are not expected to materially affect the Registrant's operations in 2001.

Effect of Pending Accounting Pronouncement

The FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, in June 1998. SFAS No. 133 established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statements of financial position and measure those instruments at fair value. SFAS No. 137 was issued in June 1999 and delayed the effective date of SFAS No. 133 until July 1, 2001. SFAS No. 138 was issued in June 2000 add amends the accounting and reporting standards for SFAS No. 133 for certain derivative instruments and certain hedging activities. Management believes adoption of SFAS No. 133, as amended by SFAS No. 138, will not have a material effect on the Registrant's financial position or results of operations, and adoption will not require additional capital resources.

Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" was issued in December 1999 by the staff of the SEC and is effective no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. Management expects that the adoption of SAT 101 will not have a significant effect on our financial statement.

Item 7: Financial Statements

Financial Statements of the Registrant are filed herewith as Exhibit 99.2 and are incorporated herein by reference (see Item 13(a)(1)).


Item 8: Changes  In  And  Disagreements   With  Accountants  On  Accounting  And
        Financial Disclosure

Not applicable


PART III

Item 9: Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

General Partners
The Registrant has two General Partners. The background and experience of the General Partners are as follows:

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

Mr. Johnson, age 44, is a member of the Board of Trustees and Chairman of Maxus Realty Trust, Inc., a publicly-traded real estate investment trust ("MRTI"). Mr. Johnson also is Chairman, Chief Executive Officer, and majority shareholder of Maxus Properties, Inc. ("Maxus"), a Missouri corporation located at 104 Armour Road, North Kansas City, Missouri 64116, that specializes in commercial property management for affiliated owners. Maxus employs more than 300 people to manage 53 commercial properties, including more than 9,000 apartment units and 600,000 square feet of retail and office space. Mr. Johnson is also currently Vice President of KelCor, Inc. ("KelCor"), a Missouri corporation that specializes in the acquisition of commercial real estate.

Mr. Pishny, age 38, is a member of the Board of Trustees and President of MRTI, and is President and Chief Operating Officer of Maxus. Mr. Pishny is responsible for the day-to-day operations of Maxus and its managed properties.

Mr. Alvey, age 42, is a member of the Board of Trustees and Vice President of MRTI, Executive Vice President and Chief Financial Officer of Maxus and President of KelCor.

John J. Nooney is a Special General Partner of the Partnership and as such, does not exercise control of the affairs of the Partnership. John J. Nooney joined Nooney Company in 1958 and was President and Treasurer until he resigned in1992. We have contacted Mr. Nooney at his last known address with respect to the limited partnership or other companies which have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934 or are subject to the requirement of Section 15(d) of the Act. Based on information provided by Mr. Nooney, we are not aware of any publicly-traded companies of which Mr. Nooney serves as a director or general partner.


The General Partners will continue to serve as General Partners until their withdrawal or their removal from office by the Limited Partners.

Compliance with Securities Laws
Section 16(a) of the Exchange Act, requires the Registrant's officers and directors, and persons who own more than ten percent of a registered class of the Registrant's equity securities (collectively "Insiders"), to file with the Commission initial reports of ownership and reports of change in ownership of the Registrant's limited partnership units of the Registrant's. Insiders are required by regulation of the Commission to furnish the Registrant with copies of all Section 16(a) forms they file.

To the Registrant's knowledge, based solely on review of the copies of such reports furnished to the Registrant or written representation that no other reports were required, during the year ended November 30, 2000, Insiders complied with all applicable Section 16(a) filing requirement, except that Mr. David L. Johnson failed to timely file Form 4s for the months of August and September of 2000 to report the acquisition of 15 limited partnership units in August of 2000 and 25 limited partnership units in September of 2000 by Bond Purchase, L.L.C. of which Mr. Johnson holds a majority equity interest, which acquisitions were reported on his Form 4 for the month of October 2000.


Item 10: Executive Compensation

Pursuant to the Registrant's limited partnership agreement, the General Partners are entitled to receive one percent (1%) of all of the net operating cash income of the Registrant. In addition, the limited partnership agreement provides that the General Partners are entitled to additional distributions in connection with net extraordinary cash income generated by the Partnership. No cash distributions were paid to the General Partners during the fiscal year 2000 because the Partnership did not generate net operating cash income or net extraordinary cash income. In addition, no direct compensation was paid or payable by the Registrant to directors or officers (the Registrant does not have any directors or officers) for the year ended November 30, 2000. Partnership management fees of $40,000, provided for in the Partnership Agreement, were payable to the General Partner of the partnership for the year ended November 30, 2000. No direct compensation was paid or payable by the Registrant to the directors or officers of the corporate general partner for the year ended November 30, 2000.

See Item 12(a) - Certain Relationships and Related Transactions for a discussion of transactions between the Registrant and certain affiliates of the General Partners.

Item 11: Security Ownership Of Certain Beneficial Owners And Management

(a) Security Ownership of Certain Beneficial Owners.

The table below sets forth each person or entity that has reported to the Registrant beneficial ownership of more than 5% of the Registrant's limited partner units as of January 1, 2001. The percentage of ownership is based on 13,529 limited partner units outstanding as of January 1, 2001.

                                 Amount and Nature of
         Name                    Beneficial Ownership          Percentage

Bond Purchase, L.L.C                   1,885                     13.93%
104 Armour Road
North Kansas City, Missouri 64116

Chris B. Garlich                         773                      5.71%
1610 Des Peres Rd., #370
St. Louis, Missouri 63131

McDowell Foods, Inc.                     695                      5.14%
P.O. Box 1379
Liberty, MO 64069-1379

(b) Security Ownership of Management.

The table shown below sets forth the number of the Registrant's limited partner units beneficially owned as of January 1, 2001, directly or indirectly, by each general partner and executive officer and all general partners and executive officers as a group.

                                          Amount and Nature of
    Name                                Beneficial Ownership (1)   Percentage(2)
    ----                               ------------------------    -------------
    John J. Nooney (3)....................       -0-                           -
    David L. Johnson (4)..................     1,885                13.93%
    Daniel W. Pishny  ....................       -0-                   -
    John W. Alvey ........................       -0-                   -
    All general partners and officers.....     1,885                13.93%

----------------

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

(2) The percentages represent the total number of limited partner units in the adjacent column divided by 13,529, the number of issued and outstanding units of the Registrant on January 1, 2001.

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


Item 12: Certain Relationships And Related Transactions

(a) Transactions with Management and Others.

Effective November 10, 1999, Maxus Properties, Inc., an affiliate of the managing General Partner, became the management company for the Registrant's properties. Pursuant to the management contract for Cobblestone Court prior to its sale in May of 2000, Maxus was entitled to receive monthly compensation of five and four tenths percent (5.4%) of the monthly gross receipts from the operation of Cobblestone Court, for property management and leasing services, plus reimbursement for administrative expenses. Pursuant to the management contract in place from November 10, 1999 through October 12, 2000 for Woodhollow Apartments, Maxus was entitled to receive monthly compensation of four and one half percent (4.5%) of the monthly gross receipts from the operation of Woodhollow Apartments, for property management and leasing services, plus reimbursement for administrative expenses. On October 12, 2000 the management contract was amended and is now at five percent (5.0%) of the monthly gross receipts from the operation of Woodhollow Apartments, plus reimbursement for administrative expenses. During fiscal 2000, the Registrant paid property management fees of $143,000 to Maxus. During fiscal 1999 the Registrant paid property management fees of $12,000 to Maxus.

Partnership management fees of $40,000, provided for in the Partnership Agreement, were payable to the General Partner of the Partnership for the year ended November 30, 2000.

Nooney, Inc., the former manager of the Registrant's properties, was a wholly-owned subsidiary of CGS Real Estate Company, a former affiliate of the managing General Partner. Nooney, Inc. was entitled to receive monthly compensation from the Registrant for property management and leasing services, plus administrative expenses through November 9, 1999. During fiscal 1999 the Registrant paid property management fees of $90,000 to Nooney, Inc.. No amounts were paid as reimbursement for indirect expenses incurred in connection with management of the Registrant during fiscal 2000.

See Item 10 above for a discussion of cash distributions paid to the General Partners during fiscal 2000.

(b) Certain Business Relationships.

The relationship of certain of the General Partners to certain of their affiliates is set forth in Item 12(a) above. Also see Item 12(a) above for a discussion of amounts paid by the Registrant to the General Partners or their affiliates during fiscal 2000.

(c) Indebtedness of Management.

Not Applicable.

(d) Transactions with promoters.

Not Applicable.


Item 13: Exhibits, Lists And Reports On Form 8-K

(a) The following documents are filed as a part of this report:

(1) Financial Statements (filed herewith as Exhibit 99.1):

    Independent Auditors' Report

    Balance sheet as of November 30, 2000 and 1999

    Statements of operations for the years ended November 30, 2000 and 1999

    Statements  of partners'  deficit for the years ended  November 30, 2000 and
    1999

    Statements of cash flows for the years ended November 30, 2000 and 1999

    Notes to financial statements


(2) Exhibits:
    A list of exhibits required to be filed as part of this report on Form 10-KSB is set forth in the Exhibit Index, which immediately precedes such exhibits, and is incorporated herein by reference.

(b) Reports on Form 8-K

The following reports on Form 8-K were filed by the Registrant since the end of the third quarter of 2000, each of which are incorporated herein by reference (File No. 000-11023):

On November 29, 2000, the Registrant filed a Form 8-K reporting the refinancing of the loan on Woodhollow Apartments.


              (the remainder of this page left blank intentionally)

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) under the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MAXUS REAL PROPERTY INVESTORS-FOUR, L.P.

                                        By: Maxus Capital Corp.
                                            General Partner


Date: February 15, 2001                     By: /s/ David L. Johnson
                                                    David L. Johnson
                                                    Chairman of the Board
                                                    and Executive Vice President

                                            By: /s/ Daniel W. Pishny
                                                    Daniel W. Pishny
                                                    Director and President

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

  3.1 Amended and Restated Agreement and Certificate of Limited Partnership dated April 7, 1982 is incorporated by reference to the Form 10-K for the year ended November 30, 1999 filed by the Registrant under the Securities Act of 1933 (File No. 000-11023).

  3.2 Amendment of Certificate of Limited Partnership dated December 21, 1999 is incorporated by reference to the Form 8-K filed by the Registrant under the Securities Act of 1933 (File No. 000- 11023).

  10.1 Management Contract between Maxus Real Property Investors- Four, L.P. and Maxus Properties, Inc. for the management of Cobblestone Court is incorporated by reference to the Form 10-K for the year ended November 30, 1999 filed by the Registrant under the Securities Act of 1933 (File No. 000-11023).

  10.2 Management Contract between Maxus Real Property Investors- Four, L.P. and Maxus Properties, Inc. for the management of Woodhollow Apartments dated October 12, 2000.

  99.1   Financial Statements.