Form 10QSB
period 2001-02-28
MAXUS REAL PROPERTY INVESTORS FOUR LP
filed 2001-04-12
CIK 700720

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarter period ended February 28, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _____________________ To  _____________________

                         Commission file number 0-11023

                    MAXUS REAL PROPERTY INVESTORS-FOUR, L.P.
       (Exact name of small business issuer as specified in its charter)


           Missouri                                     43-1250566
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

104 Armour Road, North Kansas City, Missouri             64116
(Address of principal executive offi                  (Zip Code)

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

                                     INDEX

                                                                          Page
PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:
         Balance Sheet                                                      3
         Statements of Operations                                           4
         Statements of Cash Flows                                           5

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
            OF OPERATIONS                                                   7

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                                  9
ITEM 2.  CHANGES IN SECURITIES                                              9
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                    9
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                9
ITEM 5.  OTHER INFORMATION                                                  9
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                   9


SIGNATURES                                                                 10
EXHIBIT INDEX                                                              11

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   MAXUS REAL PROPERTY INVESTORS - FOUR, L.P.
                            (A LIMITED PARTNERSHIP)
                                 BALANCE SHEET

                                                             February 28,     November 30,
                                                                 2001            2000
                                                             (Unaudited)
ASSETS:
Investment property
   Land                                                     $  1,014,000       1,014,000
   Buildings and improvements                                 15,335,000      15,313,000
                                                            ------------    ------------

                                                              16,349,000      16,327,000

   Less accumulated depreciation                               9,392,000       9,259,000
                                                            ------------    ------------

           Total investment property                           6,957,000       7,068,000



Cash                                                           1,466,000       1,186,000
Accounts receivable, less allowance for doubtful accounts         30,000          51,000
Prepaid expenses                                                  33,000          12,000
Deferred expenses, less accumulated amortization                 101,000          93,000
                                                            ------------    ------------
           Total assets                                     $  8,587,000       8,410,000
                                                            ============    ============

LIABILITIES AND PARTNER'S DEFICIT:

Liabilities:
   Mortgage notes payable                                   $  9,900,000       9,900,000
   Accounts payable and accrued expenses                         246,000         124,000
   Refundable tenant deposits                                    100,000          99,000
                                                            ------------    ------------

           Total liabilities                                  10,246,000      10,123,000
Partners' deficit                                             (1,659,000)     (1,713,000)
                                                            ------------    ------------

           Total liabilities and partners' deficit             8,587,000       8,410,000
                                                            ============    ============

                   MAXUS REAL PROPERTY INVESTORS - FOUR, L.P.
                            (A LIMITED PARTNERSHIP)
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                              Three Months Ended
                                                           February 28   February 29
                                                              2001          2000
Revenues:
   Rental                                                   $ 649,000      684,000
   Other                                                       45,000      115,000
                                                            ---------    ---------

           Total revenues                                     694,000      799,000
                                                            ---------    ---------

Expenses:
   Depreciation and amortization                              135,000      164,000
   Repairs and maintenance, including common
      area maintenance                                         80,000       84,000
   Real estate taxes                                           34,000       90,000
   Interest, net                                              173,000      317,000
   Professional fees                                           30,000       41,000
   General and administrative                                  54,000       42,000
   Utilities                                                   36,000       51,000
   Property management fees - related parties                  42,000       37,000
   Other                                                       56,000       61,000
                                                            ---------    ---------

           Total expenses                                     640,000      887,000
                                                            ---------    ---------

           Net Income (loss)                                $  54,000      (88,000)
                                                            =========    =========

Net income (loss) allocation:
   General partners                                         $   1,000       (1,000)
   Limited partners                                            53,000      (87,000)
                                                            ---------    ---------

                                                            $  54,000      (88,000)
                                                            =========    =========
Limited partners' data:
   Net income (loss) per unit                               $    3.92        (6.41)
                                                            =========    =========


   Weighted average limited partnership units outstanding      13,529       13,529
                                                            =========    =========

                    MAXUS REAL PROPERTY INVESTORS-FOUR, L.P.
                            (A LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                         Three Months Ended
                                                                      February 28     February 29
                                                                          2001           2000
Cash flows from operating activities:
   Net income (loss)                                                $    54,000        (88,000)
   Adjustments to reconcile net income (loss) to net
     cash provided by (used in) operating activities:
       Depreciation and amortization                                    135,000        164,000
       Changes  in  accounts affecting operations:
           Accounts receivable                                           21,000         64,000
           Prepaid expenses                                             (21,000)         6,000
           Accounts payable and accrued expenses                        122,000        (80,000)
           Refundable tenant deposits                                     1,000          5,000
           Deferred expenses                                            (10,000)          --
                                                                    -----------    -----------

                        Net cash provided by operating activities       302,000         71,000
                                                                    -----------    -----------
Cash flows from investing activities - capital
   expenditures                                                         (22,000)       (19,000)
                                                                    -----------    -----------

Cash flows from financing activities -principal payments
   on mortgage notes payable                                               --          (63,000)
                                                                    -----------    -----------

                        Net (decrease) increase in cash                 280,000        (11,000)

Cash, beginning of period                                             1,186,000         21,000
                                                                    -----------    -----------
Cash, end of period                                                 $ 1,466,000         10,000
                                                                    ===========    ===========
Supplemental disclosure of cash flow information -
   cash paid during the quarter for interest                        $   184,000        404,000
                                                                    ===========    ===========

                    MAXUS REAL PROPERTY INVESTORS-FOUR, L.P.
                            (A LIMITED PARTNERSHIP)
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
           THREE MONTHS ENDED FEBRUARY 28, 2001 AND FEBRUARY 29, 2000

(1) Summary of Significant Accounting Policies

Refer to the financial statements of Maxus Real Property Investors - Four, L.P., formerly known as Nooney Real Property Investors - Four, L.P. (the "Partnership"), for the year ended November 30, 2000, which are contained in the Partnership's Annual Report on Form 10-KSB, for a description of the accounting policies which have been continued without change except as noted below. Also, refer to the footnotes to those statements for additional details of the Partnership's financial condition. The details in those notes have not changed except as a result of normal transactions in the interim or as noted below. In the opinion of the general partner, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flow at February 28, 2001 and for all periods presented have been made. The results for the three-month period ended February 28, 2001 are not necessarily indicative of the results which may be expected for the entire year.


(a) Description of Business

The Partnership is a limited partnership organized under the laws of the State of Missouri on February 9, 1982. The Partnership was organized to invest primarily in income-producing real properties such as shopping centers, office buildings and other commercial properties, apartment buildings, warehouses, and light industrial properties. The Partnership's portfolio is comprised of an apartment building located in West St. Louis County, Missouri (Woodhollow Apartments) which generated 100% of total revenues for the quarter ended February 28, 2001 and 76% of total revenues for the quarter ended February 29, 2000. A retail shopping center (Cobblestone Court) located in Burnsville, Minnesota, a suburb of Minneapolis, which generated 24% of total revenues for the quarter ended February 29, 2000, was sold on May 24, 2000.


(b) Basis of Accounting

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

Liquidity and Capital Resources

Cash reserves as of February 28, 2001 are $1,466,000 an increase of $280,000 from November 30, 2000. Cash provided from operating activities for the three months ended February 28, 2001 was $302,000. The increase in cash provided by operating activities was due primarily to an increase of $142,000 in net income
(loss) from ($88,000) for the period ended February 29, 2000 to $54,000 for the period ended February 28, 2001. In addition, accounts payable and accrued expenses increased $122,000. Investing activities used $22,000 due to property and equipment purchases.

Results of Operations

The results of operations for the Partnership's properties for the quarters ended February 28, 2001 and February 29, 2000 are detailed in the schedule below. Expenses of the Partnership are excluded.



         2001                       Woodhollow Apartments      Cobblestone Court

Revenues                                   $ 694,000              $--
Expenses                                     640,000               --
                                           ---------             -------
Net Income                                 $  54,000              $--
                                           =========             =======

         2000                       Woodhollow Apartments      Cobblestone Court

Revenues                                   $ 610,000              $189,000
Expenses                                     637,000               251,000
                                           ---------             ----------
Net Loss                                   $ (27,000)            $ (62,000)
                                           =========             ==========

Cobblestone Court was sold May 24, 2000, and accordingly is not included in the 2001 results.

At Woodhollow Apartments, revenues increased $84,000 in first quarter of 2001 compared to the same period in 2000. The increase in revenue is primarily due to an increase in rental income of $70,000 and miscellaneous income of $14,000. At Woodhollow, occupancy increased to 99% from 95% at November 30, 2000. Expenses remained consistent with 2000.

Pro Forma Results

The table below presents the pro-forma results of operations without Cobblestone Court for the three months ended February 29, 2000. Cobblestone Court was sold May 24, 2000. These pro forma operating results are not necessarily indicative of what the actual results would have been had the Cobblestone Court property been sold at the beginning of the earliest period presented.

                                                         Three Months Ended
                                                  February 28,     February 29,
                                                     2001             2000
                                                                   (Proforma)

Revenues                                          $694,000         610,000
Repairs and maintenance, including
   common area maintenance                          80,000          35,000
Interest, net                                      173,000         212,000
Depreciation                                       135,000         160,000
General and administrative                          54,000          41,000
Property management fees                            42,000          29,000
Other                                              156,000         165,000
                                                  --------        --------
    Total expenses                                 640,000         642,000
                                                  --------        --------
Net income (loss)                                 $ 54,000         (32,000)
                                                  ========        ========
Net income (loss)
 per limited partnership unit                        3.92            (2.32)
                                                 ========         ========

Results of Operations - Consolidated

For the three month period ended February 28, 2001, the Partnership's consolidated revenues were $694,000 compared with $799,000 for the three months ended February 29, 2000. Revenues decreased by $105,000 (13.1%) for the three months ended February 28, 2001 compared to the same period ended February 29, 2000. Revenue at Woodhollow for the quarter ended February 28, 2001 increased by $84,000, offset by a decrease in income due to the sale of Cobblestone Court of $189,000.

For the three month periods ended February 28, 2001 and February 29, 2000, the Partnership's consolidated expenses were $640,000 and $887,000, respectively. Expenses decreased by $247,000 (27.8%) for the three month period ended February 28, 2001 as compared to the same period ended February 29, 2000. Expenses at Woodhollow for the three months ended February 28, 2001 were consistent with the period ended February 29, 2000. Expenses at Cobblestone Court decreased by $251,000 due to the sale of Cobblestone Court in May 2000.

PART II.  OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

None

ITEM 2.  CHANGES IN SECURITIES

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

              See Exhibit Index on Page 11

         (b) Reports on Form 8-K

             No reports on Form 8-K were filed by the Registrant during the first quarter of 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Dated: April 11, 2001               MAXUS REAL PROPERTY INVESTORS-FOUR, L.P.
                                    By: MAXUS CAPITAL CORP.
                                        General Partner

                                    By: /s/ John W. Alvey
                                            John W. Alvey
                                            Director, Vice President
                                            Secretary and Treasurer
                                            (Principal Financial Officer)

                                 EXHIBIT INDEX

Exhibit
Number                              Description

 3.1 Amended and Restated Agreement and Certificate of Limited Partnership dated April 7, 1982 is incorporated by reference to the Form 10-K for the year ended November 30, 1999 filed by the Registrant under the Securities Act of 1933 (File No. 000-11023)

 3.2 Amended of Certificate of Limited Partnership date December 21, 1999 is incorporated by reference to the Form 8-K filed by the Registrant under the Securities Act of 1933 (File No. 000-11023)