Form 10QSB
period 2001-05-31
MAXUS REAL PROPERTY INVESTORS FOUR LP
filed 2001-07-13
CIK 700720

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended         May 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ To ____________________

                         Commission file number 0-11023
                                    --------

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

                                      INDEX

                                                                           Page
PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:
            Balance Sheets                                                   3
            Statements of Operations                                         4
            Statements of Cash Flows                                         5

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
         OF OPERATIONS                                                       7

PART II - OTHER INFORMATION                                                  9

ITEM 1.  LEGAL PROCEEDINGS                                                   9
ITEM 2.  CHANGES IN SECURITIES                                               9
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                     9
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 9
ITEM 5.  OTHER INFORMATION                                                   9
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                    9


SIGNATURES                                                                  10
EXHIBIT INDEX                                                               11

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   MAXUS REAL PROPERTY INVESTORS - FOUR, L.P.
                             (A LIMITED PARTNERSHIP)
                                 BALANCE SHEETS

                                                                           May 31,               November 30,
                                                                            2001                     2000
                                                                        (Unaudited)
ASSETS:
Investment property
   Land                                                              $    1,014,000                1,014,000
   Buildings and improvements                                            15,419,000               15,313,000
                                                                         ----------               ----------

                                                                         16,433,000               16,327,000

   Less accumulated depreciation                                          9,541,000                9,259,000
                                                                          ---------                ---------

           Total investment property                                      6,892,000                7,068,000



Cash and cash equivalents                                                 1,530,000                1,186,000
Accounts receivable, less allowance for doubtful accounts                   140,000                   51,000
Prepaid expenses                                                             18,000                   12,000
Deferred expenses, less accumulated amortization                             98,000                   93,000
                                                                          ---------                ---------
           Total assets
                                                                     $    8,678,000                8,410,000
                                                                         ==========               ==========

LIABILITIES AND PARTNERS' DEFICIT:

Liabilities:
   Mortgage notes payable                                             $   9,900,000                9,900,000
   Accounts payable and accrued expenses                                    299,000                  124,000
   Refundable tenant deposits                                               102,000                   99,000
                                                                         ----------                ---------

           Total liabilities                                             10,301,000               10,123,000
Partners' deficit                                                        (1,623,000)              (1,713,000)
                                                                        -----------              -----------

           Total liabilities and partners' deficit                   $    8,678,000                8,410,000
                                                                        ===========               ==========

                   MAXUS REAL PROPERTY INVESTORS - FOUR, L.P.
                             (A LIMITED PARTNERSHIP)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                 Three Months Ended           Six Months Ended
                                                                May 31,       May 31,       May 31,       May 31,
                                                                 2001          2000          2001          2000
Revenues:
   Rental                                                   $   669,000      794,000      1,318,000     1,478,000
   Other                                                         48,000       69,000         93,000       184,000
                                                               --------     --------      ---------      --------
       Total revenues                                           717,000      863,000      1,411,000     1,662,000
                                                               --------     --------      ---------     ---------

Expenses:
   Depreciation and amortization                                152,000      188,000        287,000       352,000
   Repairs and maintenance, including common
      area maintenance                                           72,000      101,000        152,000       185,000
   Real estate taxes                                             34,000       70,000         68,000       160,000
   Interest, net                                                176,000      288,000        349,000       605,000
   Professional fees                                             58,000       18,000         88,000        59,000
   General and administrative                                    49,000       51,000        103,000        93,000
   Utilities                                                     33,000       51,000         69,000       102,000
   Property management fees - related parties                    43,000       44,000         85,000        81,000
   Other                                                         64,000       73,000        120,000       134,000
                                                               --------     --------      ---------     ---------
       Total expenses                                           681,000      884,000      1,321,000     1,771,000
                                                               --------     --------      ---------     ---------
       Income (loss) before gain on sale                         36,000      (21,000)        90,000      (109,000)
Gain on sale of Cobblestone Court                                   --     1,541,000           --       1,541,000
                                                             ----------   ----------      ---------     ---------
       Net Income                                           $    36,000    1,520,000         90,000     1,432,000
                                                             ==========   ==========      =========    ==========
Net income allocation:
   General partners                                         $     2,000       26,000          2,000        25,000
   Limited partners                                              34,000    1,494,000         88,000     1,407,000
                                                            $    36,000    1,520,000         90,000     1,432,000
                                                              =========   ==========     ==========    ==========
Limited partners' data:
   Net income (loss) per unit:
      Income (loss) before gain on sale                     $      2.51        (1.46)          6.50         (7.89)
      Gain on sale of Cobblestone Court                             --        111.89            --         111.89
                                                                -------      -------       --------       -------

       Total                                                $      2.51       110.43           6.50        104.00
                                                                =======      =======        =======       =======

   Weighted average limited partnership units outstanding        13,529       13,529         13,529        13,529
                                                                =======      =======        =======      ========

                    MAXUS REAL PROPERTY INVESTORS-FOUR, L.P.
                             (A LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          Six Months Ended
                                                                         May 31        May 31
                                                                          2001          2000
                                                                          ----          ----
Cash flows from operating activities:
   Net income                                                        $    90,000     1,432,000
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Gain on sale of Cobblestone Court                                    --      (1,541,000)
       Depreciation and amortization                                     287,000       352,000
       Changes in accounts affecting operations:
           Accounts receivable                                           (89,000)      158,000
           Prepaid expenses                                               (6,000)       15,000
           Deferred expense                                              (10,000)         --
           Accounts payable and accrued expenses                         175,000      (221,000)
           Refundable tenant deposits                                      3,000        17,000
                                                                     -----------    ----------

                  Net cash provided by operating activities              450,000       212,000
                                                                     -----------    ----------

Cash flows from investing activities:
   Capital expenditures                                                 (106,000)      (32,000)
   Proceeds from sale of Cobblestone Court, net of
        related expenses                                                    --       4,941,000
                                                                     -----------    ----------

                  Net cash provided (used) by investing activities      (106,000)    4,909,000
                                                                     -----------    ----------

Cash flows from financing activities:
   Principal payments on mortgage notes payable                             --      (4,633,000)
                                                                     -----------    ----------

                  Net increase in cash and cash equivalents              344,000       488,000

Cash and cash equivalents, beginning of period                         1,186,000        21,000
                                                                     -----------    ----------

Cash and cash equivalents, end of period                             $ 1,530,000       509,000
                                                                     ===========    ==========
Supplemental disclosure of cash flow information -
   cash paid during the six months for interest                      $   307,000       605,000
                                                                     ===========    ==========

                                        5

                    MAXUS REAL PROPERTY INVESTORS-FOUR, L.P.
                             (A LIMITED PARTNERSHIP)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                THREE MONTHS ENDED MAY 31, 2001 AND MAY 31, 2000


(1) Summary of Significant Accounting Policies

Refer to the financial statements of Maxus Real Property Investors - Four, L.P., formerly known as Nooney Real Property Investors - Four, L.P. (the "Partnership"), for the year ended November 30, 2000, which are contained in the Partnership's Annual Report on Form 10-KSB, for a description of the accounting policies which have been continued without change except as noted below. Also, refer to the footnotes to those statements for additional details of the Partnership's financial condition and results of operations. The details in those notes have not changed except as a result of normal transactions in the interim or as noted below. In the opinion of the general partner, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at May 31, 2001 and for all periods presented have been made. The results for the three and six-month periods ended May 31, 2001 are not necessarily indicative of the results which may be expected for the entire year.


(a) Description of Business

The Partnership is a limited partnership organized under the laws of the State of Missouri on February 9, 1982. The Partnership was organized to invest primarily in income-producing real properties such as shopping centers, office buildings and other commercial properties, apartment buildings, warehouses, and light industrial properties. The Partnership's portfolio is comprised of an apartment building located in West St. Louis County, Missouri (Woodhollow Apartments) which generated 100% of total revenues for the quarter ended May 31, 2001 and 81% of total revenues for the quarter ended May 31, 2000. A retail shopping center (Cobblestone Court) located in Burnsville, Minnesota, a suburb of Minneapolis, which generated 19% of total revenues for the quarter ended May 31, 2000, was sold on May 24, 2000.


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

Liquidity and Capital Resources

Cash as of May 31, 2001 was $1,530,000, an increase of $344,000 from November 30, 2000. Cash provided from operating activities for the six months ended May 31, 2001 was $450,000. Investing activities used $106,000 due to property and equipment purchased. Management believes the Partnership's current cash position and ability to provide cash flow is adequate to service debt and fund anticipated capital requirements.

Results of Operations

The results of operations for the Partnership's properties for the three and six months ended May 31, 2001 and May 31, 2000 are detailed in the schedule below.

                                        Woodhollow Apartments                       Cobblestone Court
                                    Three Months      Six Months               Three Months       Six Months
                                      Ended             Ended                     Ended             Ended
                                           May 31, 2001                                May 31, 2001

Revenues                           $ 717,000         1,411,000                  $      --              --
Expenses                             681,000         1,321,000                         --              --
                                    --------         ---------                     -------       ---------
Net Income
                                  $   36,000          90,000                  $        --              --
                                    ==========       =========                  ==========      ==========


                                        Woodhollow Apartments                       Cobblestone Court
                                    Three Months      Six Months               Three Months       Six Months
                                      Ended             Ended                     Ended             Ended
                                             May 31, 2000                              May 31, 2000

Revenues                            $ 698,000        1,308,000                 $ 165,000           354,000
Expenses                              651,000        1,288,000                   233,000           483,000
                                    --------         ---------                  --------           -------
Net Income (Loss) before
 gain on sale                       $   47,000          20,000                 $ (68,000)         (129,000)
                                    ==========       =========                 ==========        =========

Pro Forma Results

The table below presents the pro-forma results of operations without Cobblestone Court for the three and six months ended May 31, 2000. Cobblestone Court was sold May 24, 2000. These pro forma operating results are not necessarily indicative of what the actual results would have been had the Cobblestone Court property been sold at the beginning of the earliest period presented.

                                          Three Months Ended              Six Months Ended
                                        May 31,         May 31,          May 31,       May 31,
                                         2001            2000             2001          2000
                                             (pro forma)                      (pro forma)

Revenues                             $   717,000       698,000         1,411,000      1,308,000
Repairs and maintenance, including
   common area maintenance                72,000        71,000           152,000        106,000
Interest, net                            176,000       198,000           349,000        410,000
Depreciation                             152,000       157,000           287,000        317,000
General and administrative                49,000        50,000           103,000         91,000
Property management fees                  43,000        31,000            85,000         60,000
Other                                    189,000       139,000           345,000        304,000
                                         -------       -------           -------        -------
    Total expenses                       681,000       646,000         1,321,000      1,288,000
                                         -------       -------         ---------      ---------

Net income before gain on sale    $       36,000        52,000            90,000         20,000
                                         =======       =======           =======        =======
Net income before gain on sale
    per limited partnership units:   $      2.51          3.77              6.50           1.45
                                       =========      ========          ========        =======


Cobblestone Court was sold May 24, 2000, and accordingly is not included in the 2001 results.

At Woodhollow Apartments, revenues increased $19,000 in the second quarter of 2001 compared to the same period in 2000. Expenses increased $30,000 when compared to the second quarter of last year. This increase in expenses is primarily due to an increase in professional fees of $32,000 and property management fees of $12,000. The increase in professional fees was due primarily to an increase in legal fees. The increased expenses were partially offset by decreases in interest expenses of $22,000. At Woodhollow Apartments, the occupancy increased to 98% from 95% at November 30, 2000.


Results of Operations - Consolidated

For the three and six month periods ended May 31, 2001, the Partnership's consolidated revenues were $717,000 and $1,411,000, respectively. Revenues decreased by $146,000 (16.9%) and $251,000 (15.1%) for the three and six month periods ended May 31, 2001 as compared to the same periods ended May 31, 2000. This decrease was primarily due to a decline in income due to the sale of Cobblestone Court, which generated revenue of $165,000 and $354,000 for the three and six months ended May 31, 2000, respectively. Revenues at Woodhollow for the three and six months ended May 31, 2001 increased by $19,000 and $103,000, respectively.

For the three and six month periods ended May 31, 2001, the Partnership's consolidated expenses were $681,000 and $1,321,000, respectively. Expenses decreased by $203,000 (23.0%) and $450,000 (25.4%) for the three and six month periods ended May 31, 2001 as compared to the same periods ended May 31, 2000. The decrease is primarily due to a reduction in expenses of $233,000 and $483,000 respectively for the three and six month periods ended May 31, 2000, due to the sale of Cobblestone Court.

PART II. OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

None

ITEM 2: CHANGES IN SECURITIES

The Partnership commenced an Offer to Purchase on April 20, 2001 to purchase up to 2,025 limited partnership units in the Partnership. The Offer expired on June 5, 2001. In connection with the Offer, the Partnership has redeemed 1,356 limited partnership units of the Partnership at $300 per unit. As a result, there are now 12,173 outstanding limited partnership units.

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5: OTHER INFORMATION

None

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits

             See Exhibits Index on Page 12

        (b)  Reports on Form 8-K

             On June 14, 2001, the Partnership filed a Form 8-K reporting the results of the tender offer commenced by the Partnership and the declaration of a cash distribution to the Partnership's limited partners (Item 5).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Dated: July 12, 2001                   MAXUS REAL PROPERTY INVESTORS-FOUR, L.P.
                                       By: MAXUS CAPITAL CORP.
                                           General Partner

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

  10.2 Letter agreement dated March 29, 2000 amending the Contract for the Sale of Cobblestone Court Shopping Center is incorporated by reference to the Form 10-QSB filed by the Registrant under the Securties Act of 1933 (File No.000-11023).

  10.3 Letter agreement dated May 3, 2000 amending the Contract for the Sale of Cobblestone Court Shopping Center is incorporated by reference to the Form 10-QSB filed by the Registrant under the Securties Act of 1933 (File No.000-11023).

  10.4 Letter agreement date May 19, 2000 amending the Contract for the Sale of Cobblestone Court Shopping Center is incorporated by reference to the Form 10-QSB filed by the Registrant under the Securties Act of 1933 (File No.000-11023).