Form 10QSB
period 2001-08-31
MAXUS REAL PROPERTY INVESTORS FOUR LP
filed 2001-10-11
CIK 700720

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter period ended        August 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ To _____

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


                                                              Page
PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:
            Balance Sheets                                      3
            Statements of Operations .......................    4
            Statements of Partners' Deficit .................   5
            Statements of Cash Flows .......................    6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
            OF OPERATIONS ..................................    8

PART II - OTHER INFORMATION ................................   10

ITEM 1.  LEGAL PROCEEDINGS .................................   10
ITEM 2.  CHANGES IN SECURITIES .............................   10
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES ...................   10
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS   10
ITEM 5.  OTHER INFORMATION .................................   10
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K ..................   10

SIGNATURES .................................................   11
EXHIBIT INDEX ..............................................   12

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   MAXUS REAL PROPERTY INVESTORS - FOUR, L.P.
                            (A LIMITED PARTNERSHIP)
                                 BALANCE SHEETS



                                                                                         August 31,    November 30,
                                                                                            2001           2000
                                                                                         (Unaudited)


ASSETS:
Investment property
   Land ...........................................................................   $  1,014,000       1,014,000
Buildings and improvements ........................................................     15,490,000      15,313,000
                                                                                      ------------      ----------
                                                                                        16,504,000      16,327,000

   Less accumulated depreciation ..................................................      9,692,000       9,259,000
                                                                                      ------------      ----------
       Total investment property ..................................................      6,812,000       7,068,000

Cash and cash equivalents .........................................................      1,085,000       1,186,000
Accounts receivable, less allowance for doubtful accounts .........................        139,000          51,000
Prepaid expenses ..................................................................          7,000          12,000
Deferred expenses, less accumulated amortization ..................................         96,000          93,000
                                                                                      ------------      ----------
       Total Assets ...............................................................   $  8,139,000       8,410,000
                                                                                      ============      ==========
LIABILITIES AND PARTNERS' DEFICIT:

Liabilities:
   Mortgage notes payable .........................................................   $  9,900,000       9,900,000
   Accounts payable and accrued expenses ..........................................        318,000         124,000
   Refundable tenant deposits .....................................................        101,000          99,000
                                                                                      ------------      ----------
       Total liabilities ..........................................................     10,319,000      10,123,000

Partners' deficit .................................................................     (2,180,000)     (1,713,000)
                                                                                      -------------     ----------
       Total liabilities and partners' deficit ....................................   $  8,139,000       8,410,000
                                                                                      =============     ==========

                   MAXUS REAL PROPERTY INVESTORS - FOUR, L.P.
                             (A LIMITED PARTNERSHIP)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                 Three Months Ended      Nine Months Ended
                                                               August 31,  August 31,  August 31,   August 31,
                                                                  2001        2000        2001         2000
Revenues:
   Rental .................................................   $ 681,000     655,000    1,999,000    2,133,000
   Other ..................................................      70,000      55,000      183,000      239,000
                                                                -------     -------    ---------    ---------
       Total revenues .....................................     751,000     710,000    2,182,000    2,372,000
                                                                -------     -------    ---------    ---------
Expenses:
   Depreciation and amortization ..........................     154,000     160,000      441,000      512,000
   Repairs and maintenance, including common
      area maintenance ....................................     120,000     105,000      272,000      290,000
   Real estate taxes ......................................      34,000      34,000      102,000      194,000
   Interest ...............................................     184,000     221,000      553,000      826,000
   Professional fees ......................................      73,000      37,000      161,000       96,000
   General and administrative .............................      61,000      53,000      164,000      146,000
   Utilities ..............................................      44,000      42,000      113,000      144,000
   Management fees - related parties ......................      50,000      61,000      135,000      142,000
   Other ..................................................      60,000      53,000      180,000      187,000
                                                                -------     -------    ---------    ---------
       Total expenses .....................................     780,000     766,000    2,121,000    2,537,000
                                                                -------     -------    ---------    ---------
       Income (loss) before gain on sale ..................     (29,000)    (56,000)      61,000     (165,000)
                                                                =======     =======    =========    =========
Gain on sale of Cobblestone Court .........................         ---         ---          ---    1,541,000
                                                                -------     -------    ---------    ---------
       Net income (loss) ..................................   $ (29,000)    (56,000)      61,000    1,376,000
                                                              =========     =======    =========    =========
Net income (loss) allocation:
   General partners .......................................   $  (1,000)     (1,000)       1,000       24,000
   Limited partners .......................................     (28,000)    (55,000)      60,000    1,352,000
                                                              ---------     -------     --------    ---------
                                                              $ (29,000)    (56,000)      61,000    1,376,000
                                                              =========     =======     ========    =========
Limited partners' data:
   Net income (loss) per unit:
      Loss before gain on sale ............................   $   (2.31)      (4.07)        4.61       (11.95)
      Gain on sale of Cobblestone Court ...................         ---         ---          ---       111.90
                                                              ---------     -------      -------    ---------
       Total ..............................................   $   (2.31)      (4.07)        4.61        99.95
                                                              =========     =======      =======    =========
   Weighted average limited partnership units outstanding .      12,247      13,529       13,098       13,529
                                                              =========     =======      =======    =========

                   MAXUS REAL PROPERTY INVESTORS - FOUR, L.P.
                             (A LIMITED PARTNERSHIP)
                         STATEMENTS OF PARTNERS' DEFICIT
                                   (UNAUDITED)


                                             Nine Months Ended Nine Months Ended
                                               August 31, 2001   August 31, 2000

Deficit at beginning of year .................     $(1,713,000)     $(3,046,000)
Net income for the nine month period .........          61,000        1,376,000
Repurchase of Partnership units ..............        (406,000)             ---
Distribution .................................        (122,000)             ---
                                                   -----------      -----------
Deficit at end of period .....................     $(2,180,000)     $(1,670,000)
                                                   ===========      ===========





                    MAXUS REAL PROPERTY INVESTORS-FOUR, L.P.
                            (A LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                Nine Months Ended
                                                                              August 31,  August 31,
                                                                                 2001        2000

Cash flows from operating activities:
   Net income ..........................................................   $    61,000     1,376,000
   Adjustments to reconcile net income to net
     cash provided by operating activities:
       Gain on sale of Cobblestone Court ...............................           ---    (1,541,000)
       Depreciation and amortization ...................................       441,000       512,000
       Changes in accounts affecting operations:
           Accounts receivable .........................................       (88,000)      156,000
           Prepaid expenses ............................................         5,000        19,000
           Deferred expense ............................................       (11,000)          ---
           Accounts payable and accrued expenses .......................       194,000      (154,000)
           Refundable tenant deposits ..................................         2,000        26,000
                                                                            ----------    ----------
                  Net cash provided by operating activities ............       604,000       394,000
                                                                            ----------    ----------
Cash flows from investing activities:
   Capital expenditures ................................................      (177,000)      (60,000)
   Proceeds from sale of Cobblestone Court, net of
        related expenses ...............................................           ---     4,941,000
                                                                            ----------    ----------
                  Net cash provided by (used in) by investing activities      (177,000)    4,881,000
                                                                            ----------    ----------
Cash flows from financing activities:
   Principal payments on mortgage notes payable ........................           ---    (4,667,000)
   Repurchase of Partnership Units .....................................      (406,000)          ---
   Distribution paid ($10.00 per share) ................................      (122,000)          ---
                                                                            ----------    ----------

                  Net cash used in financing activities ................      (528,000)   (4,667,000)
                                                                            ----------    ----------
                  Net increase (decrease) in cash ......................      (101,000)      608,000

Cash, beginning of period ..............................................     1,186,000        21,000
                                                                            ----------    ----------
Cash, end of period ....................................................   $ 1,085,000       629,000
                                                                            ==========    ==========
Supplemental disclosure of cash flow information -
   cash paid during the nine months for interest .......................   $   553,000       826,000
                                                                            ==========    ==========

                    MAXUS REAL PROPERTY INVESTORS-FOUR, L.P.
                            (A LIMITED PARTNERSHIP)
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
        THREE AND NINE MONTHS ENDED AUGUST 31, 2001 AND AUGUST 31, 2000


(1) Summary of Significant Accounting Policies

Refer to the financial statements of Maxus Real Property Investors - Four, L.P., formerly known as Nooney Real Property Investors - Four, L.P. (the "Partnership"), for the year ended November 30, 2000, which are contained in the Partnership's Annual Report on Form 10-KSB, for a description of the accounting policies which have been continued without change except as noted below. Also, refer to the footnotes to those statements for additional details of the Partnership's financial condition. The details in those notes have not changed except as a result of normal transactions in the interim or as noted below. In the opinion of the general partner, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at August 31, 2001 and for all periods presented have been made. The results for the three and nine-month periods ended August 31, 2001 are not necessarily indicative of the results which may be expected for the entire year.

Certain reclassifications have been made to the prior period amounts to conform to the current period presentation.

(a) Description of Business

The Partnership is a limited partnership organized under the laws of the State of Missouri on February 9, 1982. The Partnership was organized to invest primarily in income-producing real properties such as shopping centers, office buildings and other commercial properties, apartment buildings, warehouses, and light industrial properties. The Partnership's portfolio is comprised of an apartment complex located in West St. Louis County, Missouri (Woodhollow Apartments) which generated 100% of total revenues for the quarter ended August 31, 2001 and 97.5% of total revenues for the quarter ended August 31, 2000. A retail shopping center (Cobblestone Court) located in Burnsville, Minnesota, a suburb of Minneapolis, which generated 2.5% of total revenues for the quarter ended August 31, 2000, was sold on May 24, 2000.

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

ITEM 2:      MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

This 10-QSB contains forward-looking information (as defined in the Private Securities Litigation Reform Act of 1995) that involves risk and uncertainty, including trends in the real estate investment market, projected leasing and sales, and future prospects for the Partnership. Actual results could differ materially from those contemplated by such statements.

Liquidity and Capital Resources

Cash as of August 31, 2001 was $1,085,000, a decrease of $101,000 from November 30, 2000. Cash provided from operating activities for the nine months ended August 31, 2001 was $604,000. Investing activities used $177,000 due to property and equipment purchased. Financing activities used $528,000, of which $406,000 was used to repurchase 1,356 units at $300 per unit and $122,000 was due to a distribution of $10 per limited partner unit paid in July, 2001.

Results of Operations

The results of operations for the Partnership's properties for the three and nine months ended August 31, 2001 and August 31, 2000 are detailed in the schedule below.

                                                                    Woodhollow Apartments          Cobblestone Court
                                                                  Three Months Nine Months    Three Months  Nine Months
                                                                    Ended        Ended           Ended         Ended
                                                                     August 31, 2001               August 31, 2001

Revenues ..................................................   $   751,000      2,182,000      $      ---            ---
Expenses ..................................................       780,000      2,121,000             ---            ---
                                                               ----------     ----------      ----------     ----------
Net income (loss) before
  gain on sale ............................................   $   (29,000)        61,000      $      ---            ---
                                                               ==========     ==========      ==========     ==========

                                                                  Woodhollow Apartments            Cobblestone Court
                                                                Three Months Nine Months      Three Months  Nine Months
                                                                    Ended        Ended           Ended        Ended
                                                                     August 31, 2000              August 31, 2000

Revenues ..................................................   $   692,000      2,000,000      $   18,000        372,000
Expenses ..................................................       709,000      1,997,000          27,000        510,000
                                                               ----------     ----------      ----------     ----------
Net income (loss) before
  gain on sale ............................................       (17,000)       3,000        $  (9,000)       (138,000)
                                                               ==========     ==========      ==========     ==========


Pro Forma Results

The table below presents the pro-forma results of operations without Cobblestone Court for the three and nine months ended August 31, 2001 and August 31, 2000. Cobblestone Court was sold May 24, 2000. These pro forma operating results are not necessarily indicative of what the actual results would have been had the Cobblestone Court property been sold at the beginning of the earliest period presented.


Pro Forma Results, Continued
                                                 Three Months Ended              Nine Months Ended
                                              August 31,    August 31,        August 31,    August 31,
                                                 2001         2000               2001          2000
                                                           (Pro Forma)                     (Pro Forma)

   Revenues                                 $   751,000       692,000        2,182,000      2,000,000
   Repairs and maintenance, including
      common area maintenance                   120,000        98,000          272,000        205,000
   Interest, net                                184,000       221,000          553,000        631,000
   Depreciation                                 154,000       159,000          441,000        476,000
   General and administrative                    61,000        53,000          164,000        144,000
   Other                                        261,000       208,000          691,000        571,000
                                               --------      --------        ---------      ---------
       Total expenses                           780,000       739,000        2,121,000      2,027,000
                                               --------      --------        ---------      ---------
   Net income (loss) before gain on sale    $  (29,000)      (47,000)           61,000       (27,000)
                                               ========      ========        =========      =========
   Net income (loss) before gain on sale
       per limited partnership unit:        $    (2.31)        (3.44)             4.61         (1.99)
                                               ========      ========        =========      =========


Cobblestone Court was sold May 24, 2000, and accordingly is not included in the 2001 results.

Results of Operations - Woodhollow

At Woodhollow Apartments, revenues increased $59,000 (8.5%) in the third quarter of 2001 compared to the same period in 2000. Occupancy and rental rates have increased contributing to the increased revenue. Expenses increased $71,000 (10.0%) when compared to the third quarter of last year. The increase in expenses is primarily due to an increase in professional fees of $50,000, repairs and maintenance of $22,000 and property management fees of $20,000. The increase in professional fees was due primarily to an increase in legal fees. The increased expenses were partially offset by a decrease in interest expense of $37,000. At Woodhollow Apartments, the occupancy increased to 98% from 95% at November 30, 2000.

Results of Operations - Consolidated

For the three and nine month periods ended August 31, 2001, the Partnership's consolidated revenues were $751,000 and $2,182,000, respectively. Revenues for the three months ended August 31, 2001 increased by $41,000 (5.8%), while revenue for the nine months ended August 31, 2001 decreased by $190,000 (8.0%) as compared to the same period in 2000. Revenue at Woodhollow for the three months ended August 31, 2001 increased by $59,000 and was partially offset by a decrease in income due to the sale of Cobblestone Court of $18,000. For the nine months ended August 31, 2001, revenue increased at Woodhollow by $182,000 offset by a decrease in revenue from Cobblestone Court of $372,000, primarily due to the sale of Cobblestone Court.

For the three and nine month periods ended August 31, 2001, the Partnership's consolidated expenses were $780,000 and $2,121,000, respectively. Expenses for the three months ended August 31, 2001 increased by $14,000 (1.8%) while expenses for the nine months ended August 31, 2001 decreased by $416,000 (16.4%) when compared to the same periods in 2000. Expenses at Woodhollow for the three months ended August 31, 2001 increased by $71,000, primarily due to an increase in professional fees of $50,000 and repairs and maintenance of $22,000. The sale of Cobblestone Court resulted in reduced expenses of $27,000. The increased expenses were partially offset by decreases in interest expenses of $37,000. For the nine months ended August 31, 2001, expenses at Woodhollow increased by $124,000, primarily due to an increase in professional fees of $65,000. This increase was offset by a reduction in expenses of $510,000 due to the sale of Cobblestone Court.

PART II.     OTHER INFORMATION

  ITEM 1:    LEGAL PROCEEDINGS

          On July 10, 2001, O. Bruce Mills ("Mills") commenced a tender offer to purchase any and all of the outstanding limited partnership units of the Partnership at a purchase price of $400 per unit in cash upon the terms and subject to the conditions set forth in the Offer to Purchase dated July 10, 2001 and the related letter of transmittal, copies of which were sent to the limited partners. On July 16, 2001, the Partnership filed its response on Schedule 14D-9, in which it urged the limited partners to reject the offer because the offer would breach the terms of the Partnership's limited partnership agreement and might cause a default under the Partnership's mortgage loan. On August 21, 2001, Mills announced that, in connection with his offer, a total of 473 limited partnership units were tendered to Mills, representing 3.9% of the outstanding units of the Partnership.

          On September 5, 2001, the Partnership and its general partner, Maxus Capital Corp. ("Maxus Capital"), filed a lawsuit against Mills in the United States District Court for the Western District of Missouri for securities fraud, tortious interference with contract, and injunctive and declaratory relief. This lawsuit was necessary because the Partnership believes Mills made material misstatements in attempting to convince the limited partners of the Partnership to accept his tender offer for units. The Partnership believes Mills made false statements regarding the status of units tendered to him, the tax consequences of accepting Mills' tender offer, and the reason for the Partnership's self-tender offer. Also, Mills attempted in his tender offer to induce the limited partners to breach their obligations under the limited partnership agreement by tendering units that could result in a tax termination of the partnership. Mills has yet to answer the complaint filed by the Partnership and Maxus Capital.

     ITEM 2:    CHANGES IN SECURITIES

                None

     ITEM 3:    DEFAULTS UPON SENIOR SECURITIES

                None

     ITEM 4:    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                None

     ITEM 5: OTHER  INFORMATION

          On September 17, 2001, the Board of Directors of the Partnerships' general partner (Maxus Capital Corp.)declared a cash distribution of $10 per limited partnership unit payable to the limited partners of record on October 1, 2001. The General Partner anticipates that the distribution will be paid on October 10, 2001. The Partnership anticipates declaring a quarterly cash distribution of $10 per limited partnership unit each quarter. ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

                (a) Exhibits
                    See Exhibits Index on Page 12

                (b) Reports on Form 8-K
                    None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Dated: October ____, 2001              MAXUS REAL PROPERTY INVESTORS-FOUR, L.P.
                                       By: MAXUS CAPITAL CORP.
                                           General Partner

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

10.2 Letter agreement dated March 29, 2000 amending the Contract for the Sale of Cobblestone Court Shopping Center is incorporated by reference to the Form 10-QSB filed by the Registrant under the Securities Act of 1933 (File No. 000-11023).

10.3 Letter agreement dated May 3, 2000 amending the Contract for the Sale of Cobblestone Court Shopping Center is incorporated by reference to the Form 10-QSB filed by the Registrant under the Securities Act of 1933 (File No. 000-11023).

10.4 Letter agreement date May 19, 2000 amending the Contract for the Sale of Cobblestone Court Shopping Center is incorporated by reference to the Form 10-QSB filed by the Registrant under the Securities Act of 1933 (File No. 000-11023).