Form 10KSB
period 2001-12-31
MAXUS REAL PROPERTY INVESTORS FOUR LP
filed 2002-02-19
CIK 700720

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended November 30, 2001

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to __________________

                         Commission file number 0-11023
                     MAXUS REAL PROPERTY INVESTORS-FOUR, L.P
                 (Name of Small Business Issuer in Its Charter)

              Missouri                                        43-125056
    (State or other jurisdiction of                        (I.R.S. Employer
     incorporation or organization)                       Identification No.)

104 Armour Road, North Kansas City, Missouri                    64116
  (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code (816) 303-4500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                    Name of each exchange on which registered
     None                                           Not Applicable

Securities registered pursuant to Section 12(g) of the Act:

                          Limited Partnership Interests
                                (Title of Class)

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X], No [ ]

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The registrant revenues for its most recent fiscal year are $2,931,000.

As of January 1, 2002, the aggregate market value of the Registrant's units of limited partnership interest (which constitute voting securities under certain circumstances) held by non-affiliates of the Registrant was $10,110,000. (The aggregate market value was computed on the basis of the initial selling price of $1,000 per unit of limited partnership interest, using the number of units not beneficially owned on January 1, 2002 by the General Partners or holders of 10% or more of the Registrant's limited partnership units. The initial selling price of $1,000 per unit is not the current market value. Accurate pricing information is not available because the value of the limited partnership units is not determinable since no active secondary market exists. The characterization of such General Partners and 10% holders as affiliates is for the purpose of this computation only and should not be construed as an admission for any purpose that any such persons are, or other persons not so characterized are not, in fact, affiliates of the Registrant).

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

Maxus Real Property Investors-Four, L.P. (formerly known as Nooney Real Property Investors-Four, L.P.) (the "Registrant") is a limited partnership formed under the Missouri Uniform Limited Partnership Law on February 9, 1982, to invest, on a leveraged basis, in income-producing real properties such as shopping centers, office buildings, apartment complexes, office/warehouses and other commercial properties. The Registrant originally acquired five real property investments. Between 1990 and 1993, the Registrant disposed of three properties, two by sale and one by deed in lieu of foreclosure. In 2000, Cobblestone Court Shopping Center in Burnsville, Minnesota was sold. Presently, the Registrant owns one property, Woodhollow Apartments in St. Louis County, Missouri. For information respecting these assets and revenue and income therefrom, see Exhibit 99.1 Financial Statements, which is filed herewith and is incorporated by reference. (See Item 13(a)(1)).

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

Nooney, Inc., a former affiliate (prior to the change of control described above) of the managing General Partner, also terminated its management agreement with the Partnership effective as of November 9, 1999. The Partnership then entered into a property management agreement with Maxus Properties, Inc. ("Maxus"), a Missouri corporation that is an affiliate of Bond Purchase. David
L. Johnson, the principal equity holder of Bond Purchase, is also the majority shareholder of Maxus.

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

On February 1, 2002, the Board of Directors of the managing General Partner (i) accepted Daniel W. Pishny's resignation as a director and President and (ii) appointed Robert B. Thomson to fill the vacancy on the Board and David L. Johnson as the managing General Partner's new President.

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

Employees
The Registrant has no employees. Property management services for the Registrant's investment property are provided by Maxus. Maxus employs more than 350 people to manage 58 commercial properties, including more than 9,500 apartment units and approximately 450,000 square feet of retail and office space.

Item 2: Description of Properties

Investment Objectives
The Registrant's investment objectives are to invest, on a leveraged basis, in income-producing real properties such as shopping centers, office buildings, apartment complexes/warehouses and other commercial properties. The Registrant originally acquired five real property investments. Presently, the Registrant has sold all of the properties except one, Woodhollow Apartments in St. Louis County, Missouri. The Registrant is intended to be self-liquidating and proceeds, if any, from the sale or refinancing of the Registrant's remaining real property investment will not be invested in new properties, but will be distributed to the partners or, at the discretion of the managing General Partners, applied to capital improvements to, or the payment of indebtedness with respect to the existing property, the payment of other expenses or the establishment of reserves.

Description of Real Properties
On February 16, l982, the  Registrant  purchased  Cobblestone,  located at 14150
Nicollet Avenue South in Burnsville, Minnesota, a suburb of Minneapolis for $5,882,000. Cobblestone, which contains approximately 98,000 net rentable square feet, was constructed in l980 of brick and concrete with a wood facade covering a portion of an enclosed pedestrian walkway. Cobblestone is located on an 11 acre site which provides paved parking for 605 cars. Cobblestone was sold on May 24, 2000 for $5,100,000. The gain on the sale was approximately $1,541,000.

On July 28, l982, the Registrant purchased the Woodhollow Apartments ("Woodhollow"), a 402- unit garden apartment complex located on Dorsett Road in west St. Louis County, Missouri. The complex, which was constructed in phases in l971 and l972, consists of 17 buildings containing one, two and three bedroom apartments. The complex is located on a 26 acre site which provides paved parking for 707 cars. The purchase price of Woodhollow was $12,665,000. Woodhollow was 96% occupied at November 30, 2001.

Reference is made to Note 2 of Notes to Financial  Statements  filed herewith as
Exhibit 99.1 in response to Item 7 for a description of the mortgage indebtedness secured by the Registrant's real property investments.

The following table sets forth certain information as of November 30, 2001, relating to the property owned by the Registrant.

                                                  AVERAGE
                                 TOTAL           ANNUALIZED                     PRINCIPAL TENANTS
                NUMBER         ANNUALIZED        EFFECTIVE         PERCENT     OVER 10% OF PROPERTY
PROPERTY       OF UNITS        BASE RENT         BASE RENT         LEASED        SQUARE FOOTAGE

Woodhollow    402 Units       $2,676,000        $6,657/unit          96%             None

The General Partner believes Woodhollow is adequately covered by insurance and considers the property to be well-maintained and sufficient for the Registrant's operations.

For tax purposes, Woodhollow is depreciated under the Modified Accelerated Cost Recovery System (MACRS). The largest depreciable component of Woodhollow is the building which is depreciated, using the straight-line method, over 31 years depending on the date when it was placed in service. The remaining depreciable components of Woodhollow are personal property and land improvements which are depreciated, using an accelerated method, over 5 and 15 years, respectively. The federal tax basis of Woodhollow for tax depreciation purposes is $575,000 higher than the basis for book depreciation purposes, due to a previous write-down of Woodhollow for book purposes.

For a description of Woodhollow's  occupancy levels over the past two years, see
Item 6, "Results of Property Operations."

Item 3: Legal Proceedings

O. Bruce Mills v. Maxus Capital Corp. Corp. and Maxus Real Property Investors - Four, L.P., Case No. 01CC-004237, Circuit Court of St. Louis County, Missouri.

On December 11, 2001, Mills filed suit against the Registrant and Maxus Capital Corp. in St. Louis County, Missouri alleging that the Registrant and Maxus Capital Corp. had refused to recognize Mills as the owner of units that were tendered to him and had converted distributions allegedly owed to Mills. Mills also brought a claim for injunctive relief. On December 19, 2001, a hearing was held on Mills' request for injunctive relief in which Mills sought an order from the court recording him on the books and records of the Registrant as the owner for units that were tendered to him during his tender offer and seeking the escrow of any distributions made by the Registrant for the units tendered to Mills. The Court refused to exempt Mills from complying with the transfer requirements to have units transferred on the books and records of the
Registrant, but the Court did require that the Registrant escrow any distributions made for units tendered to Mills until such time as the Court can determine who should receive the distributions. Mills was required to post a $7,000 bond as security for the relief granted by the Court. On or before February 27, 2002, the Registrant and Maxus Capital Corp. will file a pleading responding to the claims brought by Mills. The Registrant believes these claims are meritless.

Bond Purchase, L.L.C. and Maxus Real Property Investors - Four, L.P. v. CGS Real Estate Company, Inc., Case No. 58 E 115 00016 01, American Arbitration Association

An arbitration action was brought by the Registrant to recover insurance premiums paid by the Registrant that were being wrongfully withheld by the former management of the partnership, CGS Real Estate Company, Inc. ("CGS"). On April 26, 2001, an arbitration hearing was held regarding this issue. On May 8, 2001, the arbitrator ruled in favor of the Registrant and awarded the Registrant the entirety of the damages it was seeking ($18,731), all of its attorneys' fees ($14,583), post-judgment interest at a rate of 9% per annum from the date of the award until the award was paid in full, and denied CGS any recovery on its counterclaim. The arbitrator also required that CGS pay all of the expenses for the arbitration totaling $5,780. In December 2001, CGS paid all monies that were due to the Registrant plus accrued interest.

Item 4: Submission of Matters to a Vote of Security Holders
None

PART II

Item 5: Market For Common Equity And Related Stockholder Matters

As of January 1, 2002, there were 831 record holders of Units in the Registrant. There is no public market for the Units, and it is not anticipated that a public market will develop.

There were no cash distributions paid to the Limited Partners during fiscal 2000. Cash distributions paid to the Limited Partners during fiscal 2001 were $20 per unit.

The Registrant commenced an Offer to Purchase on April 20, 2001 to purchase up to 2,025 limited partnership units in the Registrant. The Offer expired on June 5, 2001. In connection with the Offer, the Registrant has redeemed 1,356 limited partnership units of the Registrant at $300 per unit. As a result, there are now 12,173 outstanding limited partnership units.

Item 6: Management's Discussion And Analysis

2001 Comparisons

For the year ended November 30, 2001, the Registrant's revenues are $2,931,000 compared with $3,079,000 for the year ended November 30, 2000. The decrease in revenues of $148,000 (4.8%) can be attributed to the decrease in revenues of $378,000 from Cobblestone Court due to the sale previously discussed, offset by an increase in revenue of $230,000 at Woodhollow due primarily to increased rental rates.

The Registrant's expenses were $2,790,000 for the year ended November 30, 2001 as compared to $3,287,000 for the year ended November 30, 2000. The decrease in expenses of $497,000 (15.1%) is primarily attributable to the decrease in expenses  of  $514,000  from  Cobblestone  Court  due  to  the  sale  previously
discussed,   offset  by  an  increase  in  expenses  of  $87,000  at  Woodhollow
Apartments.

Income for the year ended November 30, 2001 was $141,000 or $10.76 per limited partnership unit as compared to a loss before gain on sale of Cobblestone of $208,000 or $15.11 per limited partnership unit for the year ended 2000. Cash flow provided by operating activities was $824,000 for the year ended November 30, 2001 as compared to $331,000 for the year ended 2000. The increase in operating cash flow is primarily due to higher income before gain on sale in 2001, and timing of payments of payables and other accrued expenses.

Results of Property Operations

The results of operations for the Registrant's properties for the years ended November 30, 2001, and 2000 are detailed in the schedule below. The information contained in the schedule is the result of operations for each property prior to the gain on sale of Cobblestone. For further discussion of the sale of Cobblestone Court , see Item 6, "Liquidity and Capital Resources". Expenses of the Registrant are excluded.

                                           Woodhollow        Cobblestone
                                           ----------        -----------
        2001

        Revenues                          $ 2,931,000      $         ---
        Expenses                            2,790,000                ---
                                          -----------       ------------

        Net income                       $    141,000      $         ---
                                          ===========       ============

        2000

        Revenues                         $  2,701,000      $     378,000
        Expenses                            2,703,000            514,000
                                          -----------       ------------
        Net loss                          $    (2,000)     $    (136,000)
                                          ============      ============

Cobblestone Court was sold May 24, 2000, and accordingly is not included in the 2001 results.

At Woodhollow Apartments, revenues increased $230,000 from 2000 to 2001 due to an increase in rental revenue of $187,000 and other income of $43,000. The increase in rental revenue is primarily due to an increase in rental rates. Expenses increased $87,000 in 2001 compared to 2000, due to an increase in professional fees of $110,000, property management fees of $62,000, and repairs and maintenance of $52,000, $23,000 of which is payroll. Certain expenses of the Partnership were classified as Partnership expense in 2000 and are charged to the remaining property, Woodhollow in 2001. This caused an increase in professional fees of $30,000 and management fees of $40,000 at Woodhollow for the year ended November 30, 2001. Professional fees also increased in connection with the litigation with Mills (as described in "Item 3: Legal Proceedings") and the repurchase of partnership units (as described in "Item 5: Market for Common Equity and Related Stockholder Matters"). Interest expense decreased $116,000 due to the refinancing in November 2000, and depreciation and amortization expense decreased by $75,000. Occupancy increased to 96% at November 30, 2001, from 95% at November 30, 2000.

Liquidity and Capital Resources

Cash reserves as of November 30, 2001 are $1,048,000, a decrease of $138,000 from the year ended November 30, 2000. Cash provided from operating activities for year ended November 30, 2001 was $824,000. Investing activities used cash of $302,000 which represented capital expenditures at Woodhollow. Financing activities used cash of $660,000 composed primarily of partner distributions and repurchase of partnership units.

During the fiscal year ended November 30, 2001, the Partnership declared and paid two cash distributions of $10 per limited partnership unit each. The first distribution was paid July 10, 2001 to holders of record as of June 15, 2001. The second was paid October 10, 2001 to holders of record as of October 1, 2001. A distribution was also paid on January 10, 2002 to holders of record as of January 1, 2002. The Partnership anticipates declaring a cash distribution of $10 per limited partnership unit each quarter.

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

Management believes the Partnership's current cash position and the property's ability to provide operating cash flow should enable the Partnership to fund anticipated capital expenditures and meet debt obligations.

Inflation

The effects of inflation did not have a material impact upon the Registrant's operations in fiscal 2001 and are not expected to materially affect the Registrant's operations in 2002.

Effect of Pending Accounting Pronouncements

On October 3, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While this statement supersedes SFAS No. 121, Accounting for Impairment of Long-Lived assets and for Long-Lived Assets to be Disposed Of, it retains many of the fundamental provisions of that statement. SFAS 144 is effective for fiscal years beginning after December 15, 2001. Management believes adoption of SFAS No. 144 will not have a material effect on the Registrant's financial position or results of operations.

Item 7:  Financial Statements

Financial Statements of the Registrant are filed herewith as Exhibit 99.1 and are incorporated herein by reference (see Item 13(a)(1)).

Item 8: Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

Not applicable

PART III

Item 9:  Directors,   Executive   Officers,   Promoters  and  Control   Persons;
         Compliance with Section 16(a) of the Exchange Act.

General Partners

The Registrant has two General Partners. The background and experience of the General Partners are as follows:

The managing General Partner of the Registrant responsible for all aspects of the Registrant's operations is Maxus Capital Corp., a Missouri corporation. Maxus Capital Corp. was formed in February 1982 for the purpose of being a general and/or limited partner in the Registrant and other limited partnerships.

The three members of the board of directors of Maxus Capital Corp. are David L. Johnson, Robert B. Thomson and John W. Alvey. The executive officers are Mr. Johnson, Chairman and President, and Mr. Alvey, Vice President, Secretary and Treasurer. On February 1, 2002, the Board of Directors of the managing General Partner (i) accepted Daniel W. Pishny's resignation as a director and President and (ii) appointed Robert B. Thomson to fill the vacancy on the Board and David
L. Johnson as the managing General Partner's new President.

Mr. Johnson, age 45, is a member of the Board of Trustees and Chairman of Maxus Realty Trust, Inc., a publicly-traded real estate investment trust ("MRTI"). Mr. Johnson also is Chairman and majority shareholder of Maxus Properties, Inc. ("Maxus"), a Missouri corporation located at 104 Armour Road, North Kansas City, Missouri 64116, that specializes in commercial property management for affiliated owners. Maxus employs more than 350 people to manage 58 commercial properties, including more than 9,500 apartment units and approximately 450,000 square feet of retail and office space. Mr. Johnson is also currently Vice President of KelCor, Inc. ("KelCor"), a Missouri corporation that specializes in the acquisition of commercial real estate.

Mr. Pishny, age 39, was a member of the Board of Trustees and President of MRTI. He resigned effective January 18, 2002. Mr. Pishny was also Vice-Chairman of Maxus. He resigned this position effective February 1, 2002.

Mr. Alvey, age 43, is a member of the Board of Trustees and Vice President of MRTI, Executive Vice President and Chief Financial Officer of Maxus and President of KelCor.

Mr. Thomson, age 54, is a member of the Board of Trustees of MRTI. He is an attorney in private practice.

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

To the Registrant's knowledge, based solely on review of the copies of such reports furnished to the Registrant or written representation that no other reports were required, during the year ended November 30, 2001, Insiders complied with all applicable Section 16(a) filing requirement.

Item 10: Executive Compensation

Pursuant to the Registrant's limited partnership agreement, the General Partners are entitled to receive one percent (1%) of all of the net operating cash income of the Registrant. In addition, the limited partnership agreement provides that the General Partners are entitled to additional distributions in connection with net extraordinary cash income generated by the Partnership. No cash distributions were paid to the General Partners during the fiscal year 2001 because the Partnership did not generate net operating cash income or net extraordinary cash income. In addition, no direct compensation was paid or payable by the Registrant to directors or officers (the Registrant does not have any directors or officers) for the year ended November 30, 2001. Partnership management fees of $40,000, provided for in the Partnership Agreement, were payable to the General Partner of the partnership for the year ended November 30, 2001. No direct compensation was paid or payable by the Registrant to the directors or officers of the corporate general partner for the year ended November 30, 2001.

See Item 12(a): Certain Relationships and Related Transactions for a discussion of transactions between the Registrant and certain affiliates of the General Partners.

Item 11: Security Ownership Of Certain Beneficial Owners And Management

(a) Security Ownership of Certain Beneficial Owners.

The table below sets forth each person or entity that has reported to the Registrant beneficial ownership of more than 5% of the Registrant's limited partner units as of January 1, 2002. The percentage of ownership is based on 12,173 limited partner units outstanding as of January 1, 2002(1).

                                       Amount and Nature of
         Name                          Beneficial Ownership     Percentage
         ----                          --------------------     ----------

Bond Purchase, L.L.C.                        2,063                16.95%
104 Armour Road
North Kansas City, Missouri 64116

Chris B. Garlich                               773                 6.35%
1610 Des Peres Rd., #370
St. Louis, Missouri 63131

McDowell Foods, Inc.                           700                 5.75%
P.O. Box 1379
Liberty, MO 64069

Everest Investors 12, LLC                      685                 5.63%
199 South Los Robles Avenue, Suite 440
Pasadena, CA 91101

(1)O. Bruce Mills filed a Schedule 13D, dated September 6, 2001, with the Securities and Exchange Commission claiming ownership of 724 (5.9%) of the Registrant's limited partner units. However, these units have not been transferred, and the partnership has not effected this in the books and records of the Registrant as described in Item 3: Legal Proceedings.

(b) Security Ownership of Management.

The table shown below sets forth the number of the Registrant's limited partner units beneficially owned as of January 1, 2002, directly or indirectly, by each general partner and executive officer and all general partners and executive officers as a group.

                                      Amount and Nature of
    Name                             Beneficial Ownership(1)      Percentage (2)
    ----                             -------------------          --------------
    John J. Nooney (3)....................    -0-                       -
    David L. Johnson (4)..................   2,063                    16.95%
    Daniel W. Pishny (5)..................    -0-                       -
    John W. Alvey ........................    -0-                       -
    Robert B. Thomson (6).................    -0-                       -
    All general partners and officers.....   2,063                    16.95%

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

(2) The percentages represent the total number of limited partner units in the adjacent column divided by 12,173, the number of issued and outstanding units of the Registrant on January 1, 2002.

(3) Mr. Nooney, Special General Partner of the Registrant, is not known to the Registrant to be the beneficial owner, either directly or indirectly, of any limited partner units of the Registrant.

(4) Represents units held by Bond Purchase, L.L.C. of which Mr. Johnson is approximately an 86% owner.

(5) Mr. Pishny resigned as an officer and director of the Registrant's managing General Partner effective February 1, 2002.

(6) Mr. Thomson was appointed as a director of the Registrant's managing General Partner effective February 1, 2002. Mr. Thomson disclaims any beneficial ownership of the 2063 units held by Bond Purchase, L.L.C. of which Mr. Thomson is a 10% owner.

(c)   Changes in Control.

There are no arrangements known to the Registrant, the operation of which may at a subsequent date result in a change in control of the Registrant.

Item 12: Certain Relationships And Related Transactions

(a) Transactions with Management and Others.

Effective November 10, 1999, Maxus Properties, Inc., an affiliate of the managing General Partner, became the management company for the Registrant's properties. Pursuant to the management contract for Cobblestone Court prior to its sale in May of 2000, Maxus was entitled to receive monthly compensation of five and four tenths percent (5.4%) of the monthly gross receipts from the operation of Cobblestone Court, for property management and leasing services, plus reimbursement for administrative expenses. Pursuant to the management contract in place from November 10, 1999 through October 12, 2000 for Woodhollow Apartments, Maxus was entitled to receive monthly compensation of four and one half percent (4.5%) of the monthly gross receipts from the operation of Woodhollow Apartments, for property management and leasing services, plus reimbursement for administrative expenses. On October 12, 2000 the management contract was amended to the rate of five percent (5.0%) of the monthly gross receipts from the operation of Woodhollow Apartments, plus reimbursement for administrative expenses. During fiscal 2001, the Registrant paid property management fees of $144,000 to Maxus. During fiscal 2000 the Registrant paid property management fees of $143,000 to Maxus.

Partnership management fees of $40,000, provided for in the Partnership Agreement, were payable to the General Partner of the Partnership for the years ended November 30, 2001, and November 30, 2000.

(b) Certain Business Relationships.

The relationship of certain of the General Partners to certain of their affiliates is set forth in Item 12(a) above. Also see Item 12(a) above for a discussion of amounts paid by the Registrant to the General Partners or their affiliates during fiscal 2001.

(c) Indebtedness of Management.

Not Applicable.

(d) Transactions with promoters.

Not Applicable.


Item 13: Exhibits, Lists And Reports On Form 8-K

(a) The following documents are filed as a part of this report:

(1) Financial Statements (filed herewith as Exhibit 99.1):

       Independent Auditors' Report

       Balance sheets as of November 30, 2001 and 2000

       Statements of operations for the years ended November 30, 2001 and 2000

       Statements of partners' deficit for the years ended November 30, 2001 and
         2000

       Statements of cash flows for the years ended November 30, 2001 and 2000

       Notes to financial statements

(2) Exhibits:

       A list of exhibits required to be filed as part of this report on Form 10-KSB is set forth in the Exhibit Index, which immediately precedes such exhibits, and is incorporated herein by reference.

(b) Reports on Form 8-K

       The following reports on Form 8-K were filed by the Registrant since the end of the third quarter of 2001, each of which are incorporated herein by reference (File No. 000-11023):

       None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) under the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MAXUS REAL PROPERTY INVESTORS-FOUR, L.P.

                                        By: Maxus Capital Corp.
                                            General Partner

Date: February ___, 2002                By: ____________________________________
                                            David L. Johnson
                                            Chairman of the Board
                                            and President

                                        By: ____________________________________
                                            John W. Alvey
                                            Director, Vice President
                                            Secretary and Treasurer

                                        By: ____________________________________
                                            Robert B. Thomson
                                            Director

                                  EXHIBIT INDEX

Exhibit
Number                             Description


3.1 Amended and Restated Agreement and Certificate of Limited Partnership dated April 7, 1982 is incorporated by reference from Exhibit 3.1 to the Form 10-K for the fiscal year ended November 30, 1999 filed by the Registrant (File No. 000-11023).

3.2 Amendment of Certificate of Limited Partnership dated December 21, 1999 is incorporated by reference to the Form 8-K filed by the Registrant under the Securities Act of 1933 (File No. 000-11023).

10.1 Management Contract between Maxus Real Property Investors- Four, L.P. and Maxus Properties, Inc. for the management of Cobblestone Court is incorporated by reference to the Form 10-K for the year ended November 30, 1999 filed by the Registrant (File No. 000-11023).

10.2 Management Contract between Maxus Real Property Investors- Four, L.P. and Maxus Properties, Inc. for the management of Woodhollow Apartments dated October 12, 2000 is incorporated by reference to the Form 10-K for the fiscal year ended November 30, 2000 filed by the Registrant (File No. 000-10023.)

99.1       Financial Statements.

For address changes, name changes and changes in registration contact our Transfer Agent:

Phoenix American Financial Services, Inc.
2401 Kerner Blvd.
San Rafel, CA 94901

(415) 256-8462







The following information is available to Limited Partners without charge upon written request to:

Maxus Real Property Investors - Four
Attn:  Marsha Arr
P.O. Box 34729
North Kansas City, Missouri 64116:

Annual Report on Form 10-K filed with the Securities and Exchange Commission. Form 10-KSB is available in March.

Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission. Forms 10-QSB are available in April, July and October.