Form 10KSB/A
period 2001-12-31
MAXUS REAL PROPERTY INVESTORS FOUR LP
filed 2002-02-19
CIK 700720

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                               (Amendment No. 1)
(Mark One)

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

                                        By: Maxus Capital Corp.
                                            General Partner

Date: February 18, 2002                By: /s/ David L. Johnson
                                            David L. Johnson
                                            Chairman of the Board
                                            and President

                                        By: /s/ John W. Alvey
                                            John W. Alvey
                                            Director, Vice President
                                            Secretary and Treasurer

                                        By: /s/ Robert B. Thomson
                                            Robert B. Thomson
                                            Director