Form 10QSB
period 2002-02-28
MAXUS REAL PROPERTY INVESTORS FOUR LP
filed 2002-04-12
CIK 700720

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---
ACT OF 1934

For the quarter period ended  February 28, 2002
                              -----------------

                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the transition period from   ___________      To  ____________

                         Commission file number 000-11023

                    MAXUS REAL PROPERTY INVESTORS-FOUR, L.P.
        (Exact name of small business issuer as specified in its charter)

        Missouri                                    43-1250566
------------------------                        -------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

104 Armour Road, North Kansas City, Missouri               64116
--------------------------------------------              -------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code        (816) 303-4500
                                                         ----------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X     No
    ----       ----

                                      INDEX


                                                                    Page
PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:
              Balance Sheets                                          3
              Statements of Operations                                4
              Statements of Cash Flows                                5

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
              OF OPERATIONS                                           7

PART II - OTHER INFORMATION                                           8

ITEM 1.  LEGAL PROCEEDINGS                                            8
ITEM 2.  CHANGES IN SECURITIES                                        9
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                              9
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS          9
ITEM 5.  OTHER INFORMATION                                            9
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                             9


SIGNATURES                                                           10
EXHIBIT INDEX                                                        11

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   MAXUS REAL PROPERTY INVESTORS - FOUR, L.P.
                             (A LIMITED PARTNERSHIP)
                                 BALANCE SHEETS

                                                             February 28,    November 30,
                                                                2002             2001
                                                             (Unaudited)

ASSETS:
Investment property
   Land .................................................   $  1,014,000       1,014,000
   Buildings and improvements ...........................     15,713,000      15,615,000
                                                              ----------      ----------
                                                              16,727,000      16,629,000
   Less accumulated depreciation ........................      9,992,000       9,844,000
                                                              ----------      ----------
           Total investment property ....................      6,735,000       6,785,000

Cash ....................................................        935,000       1,048,000
Accounts receivable, less allowance for doubtful accounts            ---          30,000
Prepaid expenses ........................................         40,000          48,000
Deferred expenses, less accumulated amortization ........         90,000          93,000
Income tax deposit ......................................        109,000         109,000
                                                              ----------      ----------
           Total assets .................................   $  7,909,000       8,113,000
                                                              ==========      ==========

LIABILITIES AND PARTNERS' DEFICIT:

Liabilities:
   Mortgage notes payable ...............................   $  9,900,000       9,900,000
   Accounts payable and accrued expenses ................        221,000         216,000
   Real estate taxes payable ............................         23,000         125,000
   Refundable tenant deposits ...........................         88,000          94,000
                                                              ----------      ----------
           Total liabilities ............................     10,232,000      10,335,000
Partners' deficit .......................................     (2,323,000)     (2,222,000)
                                                              ----------      ----------
           Total liabilities and partners' deficit ......   $  7,909,000       8,113,000
                                                              ==========      ==========

                   MAXUS REAL PROPERTY INVESTORS - FOUR, L.P.
                             (A LIMITED PARTNERSHIP)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                   Three Months Ended
                                                               February 28,   February 28,
                                                                   2002           2001

Revenues:
   Rental ...............................................     $  655,000        649,000
   Other ................................................         71,000         56,000
                                                                 -------        -------
           Total revenues ...............................        726,000        705,000
                                                                 -------        -------
Expenses:
   Depreciation and amortization ........................        150,000        135,000
   Repairs and maintenance, including common
      area maintenance ..................................         87,000         80,000
   Real estate taxes ....................................         35,000         34,000
   Interest .............................................        184,000        184,000
   Professional fees ....................................         67,000         30,000
   General and administrative ...........................         58,000         54,000
   Utilities ............................................         27,000         36,000
   Property management fees - related parties ...........         43,000         42,000
   Other ................................................         55,000         56,000
                                                                 -------        -------
           Total expenses ...............................        706,000        651,000
                                                                 -------        -------
           Net Income ...................................     $   20,000         54,000
                                                                 =======        =======
Net income allocation:
   General partners .....................................     $      ---          1,000
   Limited partners .....................................         20,000         53,000
                                                                 -------        -------
                                                              $   20,000         54,000
                                                                 =======        =======
Limited partners' data:
   Net income per unit ..................................     $     1.61           3.92
                                                                 =======        =======

   Weighted average limited partnership units outstanding         12,173         13,529
                                                                 =======        =======



                    MAXUS REAL PROPERTY INVESTORS-FOUR, L.P.
                             (A LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                   Three Months Ended
                                                               February 28,    February 28,
                                                                   2002           2001
Cash flows from operating activities:
    Net income .........................................     $    20,000         54,000
    Adjustments to reconcile net income to net
      cash provided by operating activities:
           Depreciation and amortization ..........              150,000        135,000
           Changes in accounts affecting operations:
                Accounts receivable ...............               30,000         21,000
                Prepaid expenses ..................                8,000        (21,000)
                Accounts payable and accrued expenses              5,000         99,000
                Real estate taxes payable .........             (102,000)        23,000
                Refundable tenant deposits ........               (6,000)         1,000
                Deferred expenses .................                  ---        (10,000)
                                                               ---------      ---------
                   Net cash provided by operating activities     105,000        302,000
                                                               ---------      ---------

Cash flows from investing activities - capital expenditures      (97,000)       (22,000)
                                                               ---------      ---------

Cash flows from financing activities - distributions ...        (121,000)           ---
                                                               ---------      ---------

                   Net (decrease) increase in cash              (113,000)       280,000

Cash, beginning of period ..............................       1,048,000      1,186,000
                                                               ---------      ---------

Cash, end of period ....................................     $   935,000      1,466,000
                                                               =========      =========

Supplemental disclosure of cash flow information -
    cash paid during the quarter for interest ..........     $   184,000        184,000
                                                               =========      =========

                    MAXUS REAL PROPERTY INVESTORS-FOUR, L.P.
                            (A LIMITED PARTNERSHIP)
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
           THREE MONTHS ENDED FEBRUARY 28, 2002 AND FEBRUARY 28, 2001


(1) Summary of Significant Accounting Policies

Refer to the financial statements of Maxus Real Property Investors - Four, L.P., formerly known as Nooney Real Property Investors - Four, L.P. (the "Partnership" or the "Registrant"), for the year ended November 30, 2001, which are contained in the Partnership's Annual Report on Form 10-KSB, for a description of the accounting policies which have been continued without change. Also, refer to the footnotes to those statements for additional details of the Partnership's financial condition. The details in those notes have not changed except as a result of normal transactions in the interim. In the opinion of the general partner, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at February 28, 2002 and for all periods presented have been made. The results for the three-month period ended February 28, 2002 are not necessarily indicative of the results which may be expected for the entire year.

Certain reclassifications have been made to the prior period amounts to conform to the current period presentation.

(a) Description of Business

The Partnership is a limited partnership organized under the laws of the State of Missouri on February 9, 1982. The Partnership was organized to invest primarily in income-producing real properties such as shopping centers, office buildings and other commercial properties, apartment buildings, warehouses, and light industrial properties. The Partnership's portfolio is comprised of an apartment building located in West St. Louis County, Missouri (Woodhollow Apartments).

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




             (The remainder of this page left blank intentionally.)

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

Liquidity and Capital Resources

Cash as of February 28, 2002 was $935,000, a decrease of $113,000 from November 30, 2001. Cash provided from operating activities for the three months ended February 28, 2002 was $105,000. The decrease in cash provided by operating activities was due primarily to payment of 2001 real estate taxes in December 2001. Investing activities used $97,000 due to property and equipment purchases. Distributions of $10 per limited partner unit were paid in January 2002.

Results of Operations

For the three month period ended February 28, 2002, the Partnership's revenues were $726,000 compared with $705,000 for the three months ended February 28, 2001. Revenues increased by $21,000 (3.0%) for the three months ended February 28, 2002 compared to the same period ended February 28, 2001. The increase in revenue is due to an increase in rental income of $6,000, the result of an increase in occupancy, and miscellaneous income of $15,000.

For the three month periods ended February 28, 2002 and February 28, 2001, the Partnership's expenses were $706,000 and $651,000, respectively. Expenses increased by $55,000 (8.4%) for the three month period ended February 28, 2002 compared to the same period ended February 28, 2001. The increase in expenses is primarily due to an increase in professional fees of $37,000 resulting from a property tax study done in the first quarter of 2002 and an increase in depreciation and amortization expenses of $15,000.






             (The remainder of this page left blank intentionally.)

PART II.  OTHER INFORMATION



ITEM 1: LEGAL PROCEEDINGS



Maxus Real Property Investors - Four, L.P. and Maxus Capital Corp. v. O. Bruce Mills, Case No. 01-0905-CW-W-SOW, United States District Court for the Western District of Missouri.

On August 17, 2001, the Registrant and its general partner, Maxus Capital Corp., filed suit against defendant O. Bruce Mills ("Mills") for securities fraud, injunctive relief, tortious interference with contract, and declaratory judgment. These claims arose out of Mills' tender offer to the limited partners of the Registrant in which the Registrant believes that Mills misrepresented the legal status of units tendered to him, failed to disclose possible tax consequences of this tender offer and misrepresented the purposes of the Registrant's self-tender offer that closed on or about June 5, 2001. The Registrant believes this lawsuit was necessitated by Mills' misrepresentations to the limited partners of the Registrant and his refusal to correct those misrepresentations.

On October 5, 2001, Mills filed a motion to dismiss or to transfer claiming that this case should either be dismissed or transferred to the United States District Court for the Eastern District of Missouri. On November 26, 2001, the Court rejected Mills' motion holding that this case was properly brought in the United States District Court for the Western District of Missouri. On December 6, 2001, Mills filed a second motion to dismiss, this time alleging that the complaint fails to state claims upon which relief can be granted. The Registrant and Maxus Capital Corp. opposed this second motion to dismiss; however, the motion was granted on or about February 13, 2002.

O. Bruce Mills v. Maxus Capital Corp. Corp. and Maxus Real Property Investors - Four, L.P., Case No. 01CC-004237, Circuit Court of St. Louis County, Missouri.

On December 11, 2001, Mills filed suit against the Registrant and Maxus Capital Corp. in St. Louis County, Missouri alleging that the Registrant and Maxus Capital Corp. had refused to recognize Mills as the owner of units that were tendered to him and had converted distributions allegedly owed to Mills. Mills also brought a claim for injunctive relief. On December 19, 2001, a hearing was held on Mills' request for injunctive relief in which Mills sought an order from the court recording him on the books and records of the Registrant as the owner for units that were tendered to him during his tender offer and seeking the escrow of any distributions made by the Registrant for the units tendered to Mills. The Court refused to exempt Mills from complying with the transfer requirements to have units transferred on the books and records of the
Registrant, but the Court did require that the Registrant escrow any distributions made for units tendered to Mills until such time as the Court can determine who should receive the distributions. Mills was required to post a $7,000 bond as security for the relief granted by the Court. On or about February 26, 2002, the Registrant and Maxus Capital Corp. filed a pleading responding to the claims brought by Mills. The Registrant believes these claims are meritless.

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



None



ITEM 3.  DEFAULTS UPON SENIOR SECURITIES



None



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS



None



ITEM 5.  OTHER INFORMATION



The Board of Directors of the Partnership's general partner (Maxus Capital Corp.) declared a cash distribution of $10 per limited partnership unit that was paid on January 10, 2002 to holders of record as of January 1, 2002. The Partnership anticipates declaring a cash distribution of $10 per limited partnership unit each quarter.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K



         (a) Exhibits



             See Exhibit Index on Page 11



         (b) Reports on Form 8-K



             No reports on Form 8-K were filed by the Registrant during the first quarter of 2002.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.









Dated: April 12, 2002           MAXUS REAL PROPERTY INVESTORS-FOUR, L.P.
                                By: MAXUS CAPITAL CORP.
                                    General Partner

                                By: /s/John W. Alvey
                                    John W. Alvey
                                    Director, Vice President
                                    Treasurer
                                   (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number                    Description

3.1 Amended and Restated Agreement and Certificate of Limited Partnership dated April 7, 1982 is incorporated by reference to the Form 10-K for the year ended November 30, 1999 filed by the Registrant under the Securities Act of 1933 (File No. 000-11023)

3.2 Amendment of Certificate of Limited Partnership date December 21, 1999 is incorporated by reference to the Form 8-K filed by the Registrant on January 21, 2000 under the Securities Act of 1933 (File No. 000-11023)