Form 10QSB
period 2002-05-31
MAXUS REAL PROPERTY INVESTORS FOUR LP
filed 2002-07-12
CIK 700720

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)

     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 ------

For the quarter period ended         May 31, 2002
                                 --------------------

                                       OR

     ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       To
                                 ------------------     -------------------

                         Commission file number 000-11023

                    MAXUS REAL PROPERTY INVESTORS-FOUR, L.P.
       (Exact name of small business issuer as specified in its charter)

    Missouri                                              43-1250566
-----------------                                   --------------------

(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

104 Armour Road, North Kansas City, Missouri                 64116
--------------------------------------------          ------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code      (816) 303-4500
                                                      ------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X     No
    -------     -------

                                      INDEX


                                                                   Page
PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS:
              Balance Sheets                                         3
              Statements of Operations                               4
              Statements of Cash Flows                               5

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
              OF OPERATIONS                                          7

PART II - OTHER INFORMATION                                          8

ITEM 1.  LEGAL PROCEEDINGS                                           8
ITEM 2.  CHANGES IN SECURITIES                                       8
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                             8
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         8
ITEM 5.  OTHER INFORMATION                                           8
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                            9


SIGNATURES                                                          10
EXHIBIT INDEX                                                       11

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   MAXUS REAL PROPERTY INVESTORS - FOUR, L.P.
                            (A LIMITED PARTNERSHIP)
                                 BALANCE SHEETS

                                                                           May 31,              November 30,
                                                                            2002                   2001
                                                                         (Unaudited)
ASSETS:
Investment property
   Land                                                              $    1,014,000                1,014,000
   Buildings and improvements                                            15,758,000               15,615,000
                                                                       ------------              -----------
                                                                         16,772,000               16,629,000
   Less accumulated depreciation                                         10,143,000                9,844,000
                                                                       ------------              -----------
           Total investment property                                      6,629,000                6,785,000

Cash                                                                      1,073,000                1,048,000
Accounts receivable, less allowance for doubtful accounts                      ---                    30,000
Prepaid expenses                                                             27,000                   48,000
Deferred expenses, less accumulated amortization                             88,000                   93,000
Income tax deposit                                                           18,000                  109,000
                                                                       ------------              -----------
           Total assets                                              $    7,835,000                8,113,000
                                                                       ============              ===========

LIABILITIES AND PARTNERS' DEFICIT:

Liabilities:
   Mortgage notes payable                                            $    9,900,000                9,900,000
   Accounts payable and accrued expenses                                    171,000                  216,000
   Real estate taxes payable                                                 57,000                  125,000
   Refundable tenant deposits                                                88,000                   94,000
                                                                       ------------              -----------
           Total liabilities                                             10,216,000               10,335,000
Partners' deficit                                                        (2,381,000)              (2,222,000)
                                                                       ------------              -----------
           Total liabilities and partners' deficit                   $    7,835,000                8,113,000
                                                                       ============              ===========



                   MAXUS REAL PROPERTY INVESTORS - FOUR, L.P.
                            (A LIMITED PARTNERSHIP)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                              Three Months Ended             Six Months Ended
                                                            May 31,      May 31,            May 31         May 31
                                                             2002         2001               2002           2001

Revenues:
       Rental                                          $   668,000       669,000          1,324,000      1,318,000
       Other                                                71,000        57,000            142,000        113,000
                                                          --------      --------          ---------      ---------
           Total revenues                                  739,000       726,000          1,466,000      1,431,000
                                                          --------      --------          ---------      ---------

Expenses:
       Depreciation and amortization                       154,000       152,000            304,000        287,000
       Repairs and maintenance, including common
          area maintenance                                  82,000        72,000            168,000        152,000
       Real estate taxes                                    34,000        34,000             69,000         68,000
       Interest                                            184,000       185,000            369,000        369,000
       Professional fees                                    29,000        58,000             96,000         88,000
       General and administrative                           57,000        49,000            115,000        103,000
       Utilities                                            33,000        33,000             60,000         69,000
       Property management fees - related parties           43,000        43,000             87,000         85,000
       Other                                                59,000        64,000            114,000        120,000
                                                          --------      --------          ---------      ---------
           Total expenses                                  675,000       690,000          1,382,000      1,341,000
                                                          --------      --------          ---------      ---------
           Net Income                                 $     64,000        36,000             84,000         90,000
                                                          ========      ========          =========      =========

Net income allocation:
       General partners                               $      1,000         2,000              2,000          2,000
       Limited partners                                     63,000        34,000             82,000         88,000
                                                          --------      --------          ---------      ---------
                                                      $     64,000        36,000             84,000         90,000
                                                          ========      ========          =========      =========
Limited partners' data:
       Net income per unit                            $       5.18          2.51               6.74           6.50
                                                          ========      ========          =========      =========

Weighted average limited partnership units outstanding      12,173        13,529             12,173         13,529
                                                          ========      ========          =========      =========


                    MAXUS REAL PROPERTY INVESTORS-FOUR, L.P.
                            (A LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                  Six Months Ended
                                                                              May 31,            May 31,
                                                                               2002               2001

Cash flows from operating activities:
    Net income                                                           $   84,000              90,000
    Adjustments to reconcile net income to net
         cash provided by operating activities:
                Depreciation and amortization                               304,000             287,000
                Changes in accounts affecting operations:
                     Accounts receivable                                     30,000             (89,000)
                     Prepaid expenses                                        21,000              (6,000)
                     Accounts payable and accrued expenses                  (45,000)            175,000
                     Real estate taxes payable                              (68,000)                ---
                     Refundable tenant deposits                              (6,000)              3,000
                     Deferred expenses                                          ---             (10,000)
                     Income tax deposit                                      91,000                 ---
                                                                         ----------          ----------
                             Net cash provided by operating activities      411,000             450,000
                                                                         ----------          ----------

Cash flows from investing activities - capital expenditures                (143,000)           (106,000)
                                                                         ----------          ----------

Cash flows from financing activities - distributions                       (243,000)                ---
                                                                         ----------          ----------

                             Net increase in cash                            25,000             344,000

Cash, beginning of period                                                 1,048,000           1,186,000
                                                                         ----------          ----------

Cash, end of period                                                   $   1,073,000           1,530,000
                                                                         ==========          ==========

Supplemental disclosure of cash flow information -
    cash paid during the period for interest                           $    369,000             307,000
                                                                         ==========          ==========


                    MAXUS REAL PROPERTY INVESTORS-FOUR, L.P.
                            (A LIMITED PARTNERSHIP)
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                 SIX MONTHS ENDED MAY 31, 2002 AND MAY 31, 2001


(1) Summary of Significant Accounting Policies

Refer to the financial statements of Maxus Real Property Investors - Four, L.P., formerly known as Nooney Real Property Investors - Four, L.P. (the "Partnership" or the "Registrant"), for the year ended November 30, 2001, which are contained in the Partnership's Annual Report on Form 10-KSB, for a description of the accounting policies which have been continued without change. Also, refer to the footnotes to those statements for additional details of the Partnership's financial condition. The details in those notes have not changed except as a result of normal transactions in the interim. In the opinion of the general partner, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at May 31, 2002 and for all periods presented have been made. The results for the three and six-month periods ended May 31, 2002 are not necessarily indicative of the results which may be expected for the entire year.

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

CRITICAL ACCOUNTING POLICIES

Refer to the Financial Statements of the Partnership for the year ended November 30, 2001, which are contained in the Partnership's Annual Report in Form 10-KSB, for a description of the accounting policies which have been continued without change, unless otherwise noted herein.

Liquidity and Capital Resources

Cash as of May 31, 2002 was $1,073,000, an increase of $25,000 from November 30, 2001. Cash provided from operating activities for the six months ended May 31, 2002 was $411,000. The decrease in cash provided by operating activities was due primarily to payment of 2001 real estate taxes in December 2001, along with a decrease in accounts payable and accrued expenses, offset by a decrease in income tax deposit and accounts receivable. Investing activities used $143,000 due to property and equipment purchases. Distributions of $10 per limited partner unit were paid in January and April of 2002.

Results of Operations

For the three and six month periods ended May 31, 2002, the Partnership's revenues were $739,000 and $1,466,000, respectively. Revenues increased by $13,000 (1.8%) and $35,000 (2.4%) for the three and six month periods ended May 31, 2002 as compared to the same periods ended May 31, 2001. This increase was primarily due to an increase in miscellaneous income (primarily laundry income) of $14,000 and $29,000 for the three and six months ended May 31, 2002, respectively.

For the three and six month periods ended May 31, 2002, the Partnership's expenses were $675,000 and $1,382,000, respectively. Expenses decreased by $15,000 (2.2%) for the three month period ended May 31, 2002 as compared to the same period ended May 31, 2001. The decrease in expenses was primarily due to a decrease in professional fees of $29,000 and other expenses of $5,000, offset by an increase in repairs and maintenance expenses of $10,000 and general and administrative expenses of $8,000. Expenses increased $41,000 (3.1%) for the six month period ended May 31, 2002 as compared to the same period ended May 31, 2001. The increase in expenses was primarily due to an increase in depreciation and amortization expense of $17,000, repairs and maintenance expenses of $16,000, professional fees of $8,000 and general and administrative expenses of $12,000, offset by a decrease in utilities of $9,000.





             (The remainder of this page left blank intentionally.)

PART II.  OTHER INFORMATION



ITEM 1: LEGAL PROCEEDINGS


O. Bruce Mills v. Maxus Capital Corp. and Maxus Real Property Investors - Four, L.P., Case No. 01CC-004237, Circuit Court of St. Louis County, Missouri.

On December 11, 2001, Mills filed suit against the Registrant and Maxus Capital Corp. in St. Louis County, Missouri alleging that the Registrant and Maxus Capital Corp. had refused to recognize Mills as the owner of units that were tendered to him and had converted distributions allegedly owed to Mills. Mills also brought a claim for injunctive relief. On December 19, 2001, a hearing was held on Mills' request for injunctive relief in which Mills sought an order from the court recording him on the books and records of the Registrant as the owner for units that were tendered to him during his tender offer and seeking the escrow of any distributions made by the Registrant for the units tendered to Mills. The Court refused to exempt Mills from complying with the transfer requirements to have units transferred on the books and records of the Registrant, but the Court did require that the Registrant escrow any distributions made for units tendered to Mills until such time as the Court can determine who should receive the distributions. Mills was required to post a $7,000 bond as security for the relief granted by the Court. On or about February 26, 2002, the Registrant and Maxus Capital Corp. filed a pleading responding to the claims brought by Mills. The Registrant believes these claims are meritless. The case is currently in discovery and is expected to go to trial in the Fall of this year.


ITEM 2.  CHANGES IN SECURITIES


The Partnership commenced an odd-lot offer to purchase the units of holders of nine units or less on May 24, 2002. This offer expired on June 24, 2002 and the Partnership purchased 156 units at $425 per unit. As a result, there are now 12,017 outstanding units. An additional 89 units were received by the Partnership, which the Partnership intends to purchase when the transfer document deficiencies related to these units are cured.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES


None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


None


ITEM 5.  OTHER INFORMATION


The Board of Directors of the Partnership's general partner (Maxus Capital Corp.) declared a cash distribution of $10 per limited partnership unit that was paid on April 10, 2002 to holders of record as of April 1, 2002, and declared a cash distribution of $10 per limited partnership unit that was paid on July 10, 2002 to holders of record as of July 1, 2002. The Partnership has recently commenced payment of quarterly cash distributions of $10 per Unit to limited partners and anticipates continuing such quarterly distributions, at least in the near future.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K



         (a) Exhibits



              See Exhibit Index on Page 11



         (b) Reports on Form 8-K



              No reports on Form 8-K were filed by the Registrant during the second quarter of 2002.

SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








Dated: July 10, 2002         MAXUS REAL PROPERTY INVESTORS-FOUR, L.P.
                             By:    MAXUS CAPITAL CORP.
                                    General Partner

                             By:    /s/ John W. Alvey
                                    -----------------
                                    John W. Alvey

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