Form 10QSB
period 2002-08-31
MAXUS REAL PROPERTY INVESTORS FOUR LP
filed 2002-10-15
CIK 700720

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 ------

For the quarter period ended         August 31, 2002
                                 ---------------------------

                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       To
                                 ------------------      ------------

                        Commission file number 000-11023

                    MAXUS REAL PROPERTY INVESTORS-FOUR, L.P.
                    ----------------------------------------
        (Exact name of small business issuer as specified in its charter)

       Missouri                                       43-1250566
---------------------                              ----------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

104 Armour Road, North Kansas City, Missouri                 64116
--------------------------------------------              -------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code        (816) 303-4500
                                                          -----------------

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X     No
    -------     -------

                                      INDEX


                                                                           Page
PART I -   FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS:
               Balance Sheets                                                 3
               Statements of Operations                                       4
               Statements of Cash Flows                                       5

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
               OF OPERATIONS                                                  7

ITEM 3.    CONTROLS AND PROCEDURES                                            8

PART II -  OTHER INFORMATION                                                  9

ITEM 1.    LEGAL PROCEEDINGS                                                  9
ITEM 2.    CHANGES IN SECURITIES                                              9
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES                                    9
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                9
ITEM 5.    OTHER INFORMATION                                                 10
ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                                  10


SIGNATURES                                                                   11
EXHIBIT INDEX                                                                14

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   MAXUS REAL PROPERTY INVESTORS - FOUR, L.P.
                             (A LIMITED PARTNERSHIP)
                                 BALANCE SHEETS

                                                                          August 31,              November 30,
                                                                            2002                      2001
                                                                         (Unaudited)
ASSETS:
Investment property
   Land                                                              $    1,014,000                1,014,000
   Buildings and improvements                                            15,878,000               15,615,000
                                                                       ------------              -----------
                                                                         16,892,000               16,629,000
   Less accumulated depreciation                                         10,300,000                9,844,000
                                                                       ------------              -----------
           Total investment property                                      6,592,000                6,785,000

Cash                                                                        999,000                1,048,000
Accounts receivable, less allowance for doubtful accounts                       ---                   30,000
Prepaid expenses                                                             14,000                   48,000
Deferred expenses, less accumulated amortization                             85,000                   93,000
Income tax deposit                                                           18,000                  109,000
                                                                       ------------              -----------
           Total assets                                              $    7,708,000                8,113,000
                                                                       ============              ===========

LIABILITIES AND PARTNERS' DEFICIT:
Liabilities:
   Mortgage notes payable                                            $    9,900,000                9,900,000
   Accounts payable and accrued expenses                                    259,000                  216,000
   Real estate taxes payable                                                 92,000                  125,000
   Refundable tenant deposits                                                79,000                   94,000
                                                                       ------------              -----------
           Total liabilities                                             10,330,000               10,335,000
Partners' deficit                                                       (2,622,000)               (2,222,000)
                                                                       ------------              -----------
           Total liabilities and partners' deficit                   $    7,708,000                8,113,000
                                                                       ============              ===========


                   MAXUS REAL PROPERTY INVESTORS - FOUR, L.P.
                             (A LIMITED PARTNERSHIP)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                             Three Months Ended               Nine Months Ended
                                                          August 31,    August 31,        August 31,     August 31,
                                                             2002         2001               2002           2001

Revenues:
       Rental                                        $     658,000       681,000          1,982,000      1,999,000
       Other                                                66,000        70,000            208,000        183,000
                                                          --------      --------          ---------      ---------
           Total revenues                                  724,000       751,000          2,190,000      2,182,000
                                                          --------      --------          ---------      ---------

Expenses:
       Depreciation and amortization                       159,000       154,000            463,000        441,000
       Repairs and maintenance, including common
          area maintenance                                  89,000       120,000            257,000        272,000
       Real estate taxes                                    34,000        34,000            103,000        102,000
       Interest                                            184,000       184,000            553,000        553,000
       Professional fees                                    59,000        73,000            155,000        161,000
       Utilities                                            57,000        44,000            117,000        113,000
       Property management fees - related parties           50,000        50,000            136,000        135,000
       Other                                               111,000       121,000            341,000        344,000
                                                        ----------    ----------          ---------      ---------
           Total expenses                                  743,000       780,000          2,125,000      2,121,000
                                                        ----------    ----------          ---------      ---------
           Net Income (loss)                          $   (19,000)      (29,000)             65,000         61,000
                                                        ==========    ==========          =========      =========

Net income (loss) allocation:
       General partners                               $        ---       (1,000)              1,000          1,000
       Limited partners                                   (19,000)      (28,000)             64,000         60,000
                                                        ----------     ---------          ---------      ---------
                                                      $   (19,000)      (29,000)             65,000         61,000
                                                        ==========     =========          =========      =========

Limited partners' data:
       Net income (loss) per unit                     $     (1.58)        (2.31)               5.28           4.61
                                                        ==========     =========          =========      =========

Weighted average limited partnership units outstanding      12,033        12,247             12,126         13,098
                                                        ==========     =========          =========      =========



                    MAXUS REAL PROPERTY INVESTORS-FOUR, L.P.
                             (A LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  Nine Months Ended
                                                                            August 31,          August 31,
                                                                               2002                2001

Cash flows from operating activities:
    Net income                                                         $     65,000               61,000
    Adjustments to reconcile net income to net
         cash provided by operating activities:
                Depreciation and amortization                               463,000              441,000
                Changes in accounts affecting operations:
                     Accounts receivable                                     30,000              (88,000)
                     Prepaid expenses                                        34,000                5,000
                     Accounts payable and accrued expenses                   43,000              194,000
                     Real estate taxes payable                              (33,000)                 ---
                     Refundable tenant deposits                             (15,000)               2,000
                     Deferred expenses                                          ---              (11,000)
                     Income tax deposit                                      91,000                  ---
                                                                         ----------             --------

                        Net cash provided by operating activities           678,000              604,000
                                                                         ----------             --------

Cash flows from investing activities:
         Capital expenditures                                              (262,000)            (177,000)
                                                                         ----------             --------

Cash flows from financing activities:
         Distributions                                                     (365,000)            (122,000)
         Repurchase of Partnership Units                                   (100,000)            --------

                        Net cash used in financing activities              (465,000)            (528,000)
                                                                         ----------             --------

                        Net decrease in cash                                (49,000)            (101,000)

Cash, beginning of period                                                 1,048,000            1,186,000
                                                                          ---------            ---------

Cash, end of period                                                    $    999,000            1,085,000
                                                                         ==========            =========

Supplemental disclosure of cash flow information -
    cash paid during the period for interest                           $    553,000              553,000
                                                                         ==========            =========



                    MAXUS REAL PROPERTY INVESTORS-FOUR, L.P.
                             (A LIMITED PARTNERSHIP)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
              NINE MONTHS ENDED AUGUST 31, 2002 AND AUGUST 31, 2001


(1) Summary of Significant Accounting Policies

Refer to the financial statements of Maxus Real Property Investors - Four, L.P., formerly known as Nooney Real Property Investors - Four, L.P. (the "Partnership" or the "Registrant"), for the year ended November 30, 2001, which are contained in the Partnership's Annual Report on Form 10-KSB, for a description of the accounting policies which have been continued without change. Also, refer to the footnotes to those statements for additional details of the Partnership's financial condition and results of operations. The details in those notes have not changed except as a result of normal transactions in the interim. In the opinion of the general partner, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at August 31, 2002 and for all periods presented have been made. The results for the three and nine-month periods ended August 31, 2002 are not necessarily indicative of the results which may be expected for the entire year.

Certain reclassifications have been made to the prior period amounts to conform to the current period presentation.

(a) Description of Business

The Partnership is a limited partnership organized under the laws of the State of Missouri on February 9, 1982. The Partnership was organized to invest primarily in income-producing real properties such as shopping centers, office buildings and other commercial properties, apartment buildings, warehouses, and light industrial properties. The Partnership's portfolio is comprised of a 402-unit apartment building located in West St. Louis County, Missouri (Woodhollow Apartments).

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

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This 10-QSB contains forward-looking information (as defined in the Private Securities Litigation Reform Act of 1995) that involves risk and uncertainty, including trends in the real estate investment market, general market conditions, projected leasing and sales, and future prospects for the Partnership. Actual results could differ materially from those contemplated by such statements.


CRITICAL ACCOUNTING POLICIES

Refer to the Financial Statements of the Partnership for the year ended November 30, 2001, which are contained in the Partnership's Annual Report in Form 10-KSB, for a description of the accounting policies, which have been continued without change, unless otherwise noted herein.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect amounts reported in the accompanying financial statements. The most significant assumptions and estimates relate to revenue recognition for leases, treatment of capital expenditures, depreciable lives of investment property and the valuation of investment property. Application of these assumptions requires the exercise of judgment as to future uncertainties and, as a result, actual results could differ from these estimates.


Revenue Recognition

Lease agreements are accounted for as operating leases, and rentals from such leases are reported as revenues ratably over the terms of the leases.

Investment Property Useful Lives

The Partnership is required to make subjective assessments as to the useful lives of its property for the purposes of determining the amount of depreciation to reflect on an annual basis with respect to the property. These assessments have a direct impact on the Partnership's net income.

Investment property is depreciated over its estimated useful life of 30 years using the straight-line method. Furnishings and appliances are depreciated from 5 to 7 years using the straight-line method.

Capital Expenditures

For reporting purposes, the Partnership capitalizes all carpet, flooring, vinyl, and HVAC replacements. The Partnership expenses all other expenditures that total less than $10,000. Expenditures over $10,000 and expenditures related to contracts over $10,000 are evaluated individually for proper treatment.

Impairment of Investment Property Values

The Partnership is required to make subjective assessments as to whether there are impairments in the value of its investment property. Management's estimates of impairment in the value of the investment property have a direct impact on the Partnership's net income.

Effective January 1, 2002, the Partnership applies Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, for the recognition and measurement of impairment of long-lived assets to be held and used and assets to be disposed of. Management reviews the property for impairment whenever events or changes in circumstances indicate that the carrying value of the property may not be recoverable.

LIQUIDITY AND CAPITAL RESOURCES

Cash as of August 31, 2002 was $999,000, a decrease of $49,000 from November 30, 2001. Cash provided from operating activities for the nine months ended August 31, 2002 was $678,000, which is consistent with results from the same period in 2001. Investing activities used $262,000 due to investment in property improvements. Cash used in financing activities was $465,000, comprised of $365,000 of distributions of $10 per limited partner unit, which were paid in each of January, April, and July of 2002, and $97,000 to repurchase 228 limited partner units. An additional $3,000 of transfer fees were paid to repurchase the units.

Contractual Obligations

The mortgage note payable is secured by Woodhollow Apartments and calls for monthly interest payments of $61,000, with interest fixed at 7.45%. The principal balance is due December 1, 2010. In the event of prepayment by the Partnership, the note requires a substantial prepayment penalty.

The Partnership does not utilize any off balance sheet financing or leasing transaction of any kind.

RESULTS OF OPERATIONS

For the three and nine month periods ended August 31, 2002, the Partnership's revenues were $724,000 and $2,190,000, respectively. Revenues decreased by $27,000 (3.6%) for the three-month period ended August 31, 2002 as compared to the same period in 2001. This decrease was due primarily to an increase in vacancy loss. Revenues increased by $8,000 (.4%) for the nine-month period ended August 31, 2002, due primarily to an increase in miscellaneous income (primarily laundry income) of $29,000 offset by a decrease in net rental income of $18,000.

For the three and nine month periods ended August 31, 2002, the Partnership's expenses were $743,000 and $2,125,000, respectively. Expenses decreased by $37,000 (4.7%) for the three-month period ended August 31, 2002 as compared to the same period in 2001. The decrease in expenses was primarily due to a decrease in repairs and maintenance of $31,000, and professional fees of $14,000. Expenses increased $4,000 (.2%) for the nine-month period ended August 31, 2002 as compared to the same period in 2001.

Woodhollow was 95% occupied at August 31, 2002. Based on industry information, the average occupancy of the sub-market Woodhollow competes with is in the low to mid 90% range. In 2002, unemployment rose above 6% in the St. Louis area for the first time since 1993. The rate is expected to continue to stay at higher levels until the end of 2003. Interest rates remain low, which normally increases losses of tenants who move out of apartments when they purchase homes. Economic development is expected to continue in St. Louis, with various projects such as new retail developments and an airport expansion being planned. These developments are expected lead to a decrease in the unemployment rate.


ITEM 3:  CONTROLS AND PROCEDURES.

Under the supervision and with the participation of the management of Maxus Capital Corp., the Partnership's general partner, including Maxus Capital Corp.'s chief executive officer and chief financial officer, the Partnership has evaluated the effectiveness of the design and operation of the Partnership's disclosure controls and procedures within 90 days of the filing date of this quarterly report, and, based on their evaluation, Maxus Capital Corp.'s chief executive officer and chief financial officer have concluded that these controls and procedures are effective. There were no significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II.  OTHER INFORMATION


ITEM 1: LEGAL PROCEEDINGS


O. Bruce Mills v. Maxus Capital Corp. and Maxus Real Property Investors-Four, L.P., Cause No. 01CC-004237, Circuit Court of St. Louis County, Missouri.

On  December  11,  2001,   Mills  filed  suit   against  the Partnership and the
Partnership's General Partner, Maxus Capital Corp., in St. Louis County, Missouri alleging that the Partnership and Maxus Capital Corp. had refused to recognize Mills as the owner and limited partner of units that were tendered to him and that the Partnership and Maxus Capital Corp. had converted distributions allegedly owed to Mills. Mills also brought a claim for injunctive relief. On December 19, 2001, a hearing was held on Mills' request for injunctive relief in which Mills sought an order from the Court recording on the books and records of the Partnership Mills as the owner for units that were tendered to him during his tender offer and seeking the escrow of any distributions made by the Partnership for the units tendered to Mills. The Court refused to exempt Mills from complying with the transfer requirements to have units transferred on the books and records of the Partnership but the Court did require that the Partnership escrow any distributions made for units tendered to Mills until such time as the Court can determine who should receive the distributions. Mills was required to post a $7,000 bond as security for the relief granted by the Court.

During the past nine months the parties have pursued discovery regarding the issues in dispute to prepare the case for trial, scheduled for October 7, 2002. However, before the scheduled trial date, the Partnership and Maxus Capital Corp. filed a motion for summary judgment seeking a decision from the Court on certain key issues. Because of this pending motion, the parties and the Court agreed to reschedule the trial for sometime early next year, if the case is not resolved by the Court's decision on the summary judgment motion.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS


The Partnership commenced an odd-lot offer to purchase the units of holders of nine units or less on May 24, 2002. This offer expired on June 24, 2002 and as of August 31, 2002, the Partnership purchased 228 units at $425 per unit. At August 31, 2002, there were 11,945 outstanding units. An additional 17 units were received by the Partnership, which the Partnership intends to purchase when the transfer document deficiencies related to these units are cured. Deficiencies related to 12 units were cured by September 16, 2002, and as a result, there are 11,933 units outstanding as of October 1, 2002.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES


None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


None

ITEM 5.  OTHER INFORMATION


The Board of Directors of the Partnership's general partner (Maxus Capital Corp.) declared a cash distribution of $10 per limited partnership unit that was paid on each of January 10, April 10, July 10, and October 10, 2002 to holders of record as of January 1, April 1, July 1, and October 1, 2002, respectively. The Partnership anticipates continuing such quarterly distributions, at least in the near future.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


         (a) Exhibits


              See Exhibit Index on Page 14


         (b) Reports on Form 8-K


              No reports on Form 8-K were filed by the Registrant during the third quarter of 2002.

SIGNATURES



In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                MAXUS REAL PROPERTY INVESTORS-FOUR, L.P.
                                By: MAXUS CAPITAL CORP.
                                    General Partner



Dated: October 14, 2002            By: /s/ Danley K. Sheldon
                                        ---------------------
                                    Danley K. Sheldon
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)



Dated: October 14, 2002            By: /s/ John W. Alvey
                                        ---------------------
                                    John W. Alvey
                                    Vice President, Treasurer and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                      CERTIFICATION OF THE QUARTERLY REPORT
                                       OF
                    MAXUS REAL PROPERTY INVESTORS-FOUR, L.P.

         I, Danley K. Sheldon, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Maxus Real Property Investors-Four, L.P.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: October 14, 2002
                                        /s/ Danley K. Sheldon
                                        ---------------------
                                        Danley K. Sheldon
                                        President and Chief Executive Officer of
                                        Maxus Capital Corp.,
                                        General Partner of the Registrant

                      CERTIFICATION OF THE QUARTERLY REPORT
                                       OF
                    MAXUS REAL PROPERTY INVESTORS-FOUR, L.P.

         I, John W. Alvey, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Maxus Real Property Investors-Four, L.P.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 14, 2002

                                        /s/ John W. Alvey
                                        -----------------
                                        John W. Alvey
                                        Vice President, Treasurer, and
                                        Chief Financial Officer of
                                        Maxus Capital Corp.,
                                        General Partner of the Registrant

EXHIBIT INDEX



Exhibit Number                                             Description



3.1 Amended and Restated Agreement and Certificate of Limited Partnership dated April 7, 1982 is incorporated by reference to the Form 10-K for the year ended November 30, 1999 filed by the Registrant under the Securities Act of 1933 (File No. 000-11023).

3.2 Amendment of Certificate of Limited Partnership date December 21, 1999 is incorporated by reference to the Form 8-K filed by the Registrant on January 21, 2000 under the Securities Act of 1933 (File No. 000-11023).

99.1 Certification of Chief Executive Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.