Form 10KSB
period 2002-11-30
MAXUS REAL PROPERTY INVESTORS FOUR LP
filed 2003-01-21
CIK 700720

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
    For the fiscal year ended November 30, 2002

    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _______________________ to ________________

                         Commission file number 0-11023
                     MAXUS REAL PROPERTY INVESTORS-FOUR, L.P.
                 (Name of Small Business Issuer in Its Charter)

             Missouri                                         43-125056
         ---------------                                     -----------
   (State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                         Identification No.)

104 Armour Road, North Kansas City, Missouri                     64116
--------------------------------------------                     -----
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

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The registrant's revenues for its most recent fiscal year are $2,930,000.

As of January 15, 2003, the aggregate market value of the Registrant's units of limited partnership interest (which constitute voting securities under certain circumstances) held by non-affiliates of the Registrant was $9,440,000. (The aggregate market value was computed on the basis of the initial selling price of $1,000 per unit of limited partnership interest, using the number of units not beneficially owned on January 15, 2003 by the General Partners or holders of 10% or more of the Registrant's limited partnership units. The initial selling price of $1,000 per unit is not the current market value and the Registrant makes no representation or warranty that $1,000 per unit is in any way reflective of the current market value. Accurate pricing information is not available because the value of the limited partnership units is not determinable since no active secondary market exists, however, Securities and Exchange Commission Rules require disclosure of the aggregate market value of units held by non-affiliates of the Registrant. The characterization of such General Partners and 10% holders as affiliates is for the purpose of this computation only and should not be construed as an admission for any purpose that any such persons are, or other persons not so characterized are not, in fact, affiliates of the Registrant).

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

Maxus Real Property Investors-Four, L.P. (formerly known as Nooney Real Property Investors-Four, L.P.) (the "Registrant" or the "Partnership") is a limited partnership formed under the Missouri Uniform Limited Partnership Law on February 9, 1982, to invest, on a leveraged basis, in income-producing real properties such as shopping centers, office buildings, apartment complexes, office/warehouses and other commercial properties. The Registrant originally acquired five real property investments. Between 1990 and 1993, the Registrant disposed of three properties, two by sale and one by deed in lieu of foreclosure. In 2000, Cobblestone Court Shopping Center in Burnsville, Minnesota was sold. Presently, the Registrant owns one property, Woodhollow Apartments in St. Louis County, Missouri. For information respecting this asset and revenue and income there from, see Exhibit 99.1 Financial Statements, which is filed herewith and is incorporated by reference. (See Item 13(a)(1)).

On November 19, 1999, Maxus Capital Corp. (formerly known as Nooney Capital Corp.) amended its articles of incorporation to change its name. On December 21, 1999, Maxus Capital Corp., the Registrant's managing general partner, filed an amendment to the Registrant's Certificate of Limited Partnership, changing (i) the name and address of the managing General Partner to Maxus Capital Corp., 104 Armour Road, North Kansas City, MO 64116 and (ii) the Registrant's name to Maxus Real Property Investors-Four, L.P.

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

The Registrant is intended to be self-liquidating and proceeds, if any, from the sale or refinancing of the Registrant's real property investments will not be invested in new properties but will be distributed to the Partners or, at the discretion of the managing General Partner, applied to capital improvements to, or the payment of indebtedness with respect to, existing properties, the payment of other expenses or the establishment of reserves.

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

On February 1, 2002, the Board of Directors of the managing General Partner (i) accepted Daniel W. Pishny's resignation as a director and President and (ii) appointed Robert B. Thomson to fill the vacancy on the Board and David L. Johnson as the managing General Partner's new President. Subsequently, Robert B. Thomson resigned as director and Danley K. Sheldon was appointed to the Board of Directors.

On April 9, 2002, the following persons were elected as executive officers for Maxus Capital Corp: Danley K. Sheldon, President; David L. Johnson, Vice President; and John W. Alvey, Vice President/ Treasurer.

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

EMPLOYEES
The  Registrant  has  no  employees.   Property   management  services  for  the
Registrant's investment property are provided by Maxus Properties, Inc., ("Maxus"). Maxus employs more than 350 people to manage 62 commercial properties, including more than 10,000 apartment units and approximately 450,000 square feet of retail and office space.

ITEM 2: DESCRIPTION OF PROPERTY

INVESTMENT OBJECTIVES
The Registrant's investment objectives are to invest, on a leveraged basis, in income-producing real properties such as shopping centers, office buildings, apartment complexes/warehouses and other commercial properties. The Registrant originally acquired five real property investments. Presently, the Registrant has sold all of the properties except one, Woodhollow Apartments in St. Louis County, Missouri. The Registrant is intended to be self-liquidating and proceeds, if any, from the sale or refinancing of the Registrant's remaining real property investment will not be invested in new properties, but will be distributed to the partners or, at the discretion of the managing General Partner, applied to capital improvements to, or the payment of indebtedness with respect to the existing property, the payment of other expenses or the establishment of reserves.

DESCRIPTION OF REAL PROPERTY
On July 28, l982, the Registrant purchased the Woodhollow Apartments ("Woodhollow"), a 402- unit garden apartment complex located on Dorsett Road in west St. Louis County, Missouri. The complex, which was constructed in phases in l971 and l972, consists of 17 buildings containing one, two and three bedroom apartments. The complex is located on a 26 acre site which provides paved parking for 707 cars. The purchase price of Woodhollow was $12,665,000. Woodhollow was 95% occupied at November 30, 2002, and 96% occupied at November 30, 2001.

Reference is made to Note 2 of Notes to Financial  Statements  filed herewith as
Exhibit 99.1 in response to Item 7 for a description of the mortgage indebtedness secured by the Registrant's real property investment.

The following table sets forth certain information as of November 30, 2002, relating to the property owned by the Registrant.

                              TOTAL        ANNUALIZED                  PRINCIPAL TENANTS
                NUMBER      ANNUALIZED     EFFECTIVE       PERCENT    OVER 10% OF PROPERTY
PROPERTY       OF UNITS      BASE RENT     BASE RENT       LEASED       SQUARE FOOTAGE

Woodhollow     402 Units    $2,658,000    $6,612/unit        95%             None

The managing General Partner believes Woodhollow is adequately covered by insurance and considers the property to be well maintained and sufficient for the Registrant's operations. Projected capital expenditures of approximately $450,000 are planned for 2003. Material projects include HVAC upgrades, office and clubhouse upgrades, roof replacement on two buildings and miscellaneous interior upgrades.

For tax purposes, Woodhollow is depreciated under the Modified Accelerated Cost Recovery System (MACRS). The largest depreciable component of Woodhollow is the building, which is depreciated, using the straight-line method, over 31 years depending on the date when it was placed in service. The remaining depreciable components of Woodhollow are personal property and land improvements, which are depreciated, using an accelerated method, over 5 and 15 years, respectively. The federal tax basis of Woodhollow for tax depreciation purposes is $575,000 higher than the basis for book depreciation purposes, due to a previous write-down of Woodhollow for book purposes. The realty tax basis is 10,863,000 and real estate taxes paid for the period January, 1, 2002 to December 31, 2002 were $139,000.

The Registrant is a limited partnership formed under the Missouri Uniform Limited Partnership Law on February 9, 1982, to invest, on a leveraged basis, in income-producing real properties such as shopping centers, office buildings, apartment complexes, office/warehouses and other commercial properties. The Registrant originally acquired five real property investments. Between 1990 and 1993, the Registrant disposed of three properties, two by sale and one by deed in lieu of foreclosure. In 2000, Cobblestone Court Shopping Center in Burnsville, Minnesota was sold. Presently, the Registrant owns one property, Woodhollow Apartments in St. Louis County, Missouri. The mortgage note payable is secured by Woodhollow Apartments and calls for monthly interest payments of $61,000, with interest fixed at 7.45%. The principal balance of $9,900,000 is due December 1, 2010. In the event of prepayment by the Partnership, the note requires a substantial prepayment penalty.

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

ITEM 3: LEGAL PROCEEDINGS

O. BRUCE MILLS V. MAXUS CAPITAL CORP. AND MAXUS REAL PROPERTY INVESTORS-FOUR, L.P., CASE NO. 01CC-004237, CIRCUIT COURT OF ST. LOUIS COUNTY, MISSOURI.

On December 11, 2001, Mills filed suit against the Registrant and Maxus Capital Corp., the Managing General Partner, in St. Louis County, Missouri alleging that the Registrant and Maxus Capital Corp. had refused to recognize Mills as the owner and limited partner of units that were tendered to him and that the Registrant and Maxus Capital Corp. had converted distributions allegedly owed to Mills. Mills also brought a claim for injunctive relief. On December 19, 2001, a hearing was held on Mills' request for injunctive relief in which Mills sought an order from the Court asking that Mills be recorded on the books and records of the Registrant as the owner of units that were tendered to him during his tender offer and seeking the escrow of any distributions made by the Registrant for the units tendered to Mills. The Court refused to exempt Mills from complying with the transfer requirements to have units transferred on the books and records of the Registrant, but the Court did require that the Registrant escrow any distributions made for units tendered to Mills until such time as the Court can determine who should receive the distributions. Mills was required to post a $7,000 bond as security for the relief granted by the Court. The Registrant and Maxus Capital Corp. filed a motion for summary judgment on August 23, 2002 asserting that they had sole discretion to deny Mills Substituted Limited Partner status based on his failure to comply with transfer requirements. Mills responded on September 23, 3002. The case was set for trial on October 7, 2002. Before the court ruled on summary judgment, the parties resolved the issues concerning transfer of units to Mills and payment of the small quarterly dividends. The only issue left for resolution is whether the units assigned to Mills by certain limited partners will also give Mills voting and general governance rights for those units. On October 3, 2002 the Court ordered briefing on this issue. Mills submitted a brief on October 23, 2002, arguing he was already a limited partner as to five units and therefore has the right to vote the over 700 partnership units he purchased in July and August 2001. The Registrant and Maxus Capital Corp. responded on October 31, 2002, arguing that their discretion to determine whether to recognize Mills as a Substituted Limited Partner is not tempered by Mills' status as an existing limited partner. The Court has not yet ruled on whether Mills is entitled to voting rights with respect to his newly-acquired units.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5:  MARKET FOR COMMON  EQUITY AND RELATED  STOCKHOLDER  MATTERS

As of January 15, 2003, there were 680 record holders of Units in the Registrant. There is no public market for the Units, and it is not anticipated that a public market will develop.

Cash distributions made to the Limited Partners during fiscal 2002 were $40 per unit. Cash distributions paid to the Limited Partners during fiscal 2001 were $20 per unit.

On May 24, 2002 and November 14, 2002, the Registrant commenced odd-lot offers to purchase up to 2,081 and 2,209 of the Registrant's limited partnership units, respectively from limited partners holding 9 units or fewer and 12 units or fewer, respectively (the "Offers"). The Offers expired on June 24, 2002 and December 31, 2002, respectively. In connection with the Offers, the Registrant has redeemed 438 limited partnership units of the Registrant at $425 and $430 per unit. The redemptions of twenty-four limited partners, totaling 174 units, are being held pending receipt of all necessary documents to satisfy the Registrant's redemption requirements. As a result, as of January 15, 2003 there are 11,735 outstanding limited partnership units.

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect amounts reported in the financial statements. The most significant assumptions and estimates relate to revenue recognition for leases, treatment of capital expenditures, depreciable lives of investment property and the valuation of investment property. Application of these assumptions requires the exercise of judgment as to future uncertainties and, as a result, actual results could differ from these estimates.

Revenue Recognition

The Registrant leases its property pursuant to operating leases with terms generally of six or twelve months. Rental income is recognized when received; this method approximates recognition using the straight-line method over the related lease term.

Investment Property Useful Lives

The Registrant is required to make subjective assessments as to the useful lives of its property for the purposes of determining the amount of depreciation to reflect on an annual basis with respect to the property. These assessments have a direct impact on the Registrant's net income.

Investment property is depreciated over its estimated useful life of 30 years using the straight-line method. Furnishings and appliances are depreciated from 5 to 7 years using the straight-line method.

Capital Expenditures

For reporting purposes, the Registrant capitalizes all carpet, flooring, vinyl, and HVAC replacements. The Registrant expenses all other expenditures that total less than $10,000. Expenditures over $10,000 and expenditures related to contracts over $10,000 are evaluated individually for proper treatment.

Impairment of Investment Property Values

The Registrant is required to make subjective assessments as to whether there are impairments in the value of its investment property. Management's estimates of impairment in the value of the investment property have a direct impact on the Registrant's net income.

The Registrant follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The Registrant assesses the carrying value of its long-lived asset whenever events or changes in circumstances indicate that the carrying amount of the underlying asset may not be recoverable. Certain factors that may occur and indicate that an impairment exists include, but are not limited to: significant underperformance relative to projected future operating results; significant changes in the manner of the use of the asset; and significant adverse industry or market economic trends. If the carrying value of the property may not be recoverable based upon the existence of one or more of the above indicators of impairment, management measures the impairment based on projected discounted cash flows using a discount rate determined by management to be commensurate with the risk inherent in the Partnership, compared to the property's current carrying value.

RESULTS OF PROPERTY OPERATIONS

For the year ended November 30, 2002, the Registrant's revenues are $2,930,000 compared with $2,931,000 for the year ended November 30, 2001.

The Registrant's expenses were $2,878,000 for the year ended November 30, 2002 as compared to $2,790,000 for the year ended November 30, 2001. The increase in expenses of $88,000 is primarily attributable to the increase in expenses in the following categories: $28,000 in depreciation and amortization, and $25,000 in professional fees primarily in connection to litigation with Mills (as described in "Item 3: Legal Proceedings") and the repurchase of partnership units (as described in "Item 5: Market for Common Equity and Related Stockholder Matters"). Repairs and maintenance expense also increased by $21,000.

Net income for the year ended November 30, 2002 was $52,000 or $4.23 per limited partnership unit as compared to $141,000 or $10.76 per limited partnership unit for 2001. Cash flow provided by operating activities was $756,000 for the year ended November 30, 2002 as compared to $824,000 for 2001. The decrease in operating cash flow is primarily due to lower net income in 2002.

Woodhollow was 95% occupied on November 30, 2002. Based on industry information, the average occupancy of the sub-market Woodhollow competes with is in the low to mid 90% range. In 2002, unemployment rose above 6% in the St. Louis area for the first time since 1993. The rate is expected to continue to stay at higher levels until the end of 2003. Interest rates remain low, which normally increases losses of tenants who move out of apartments when they purchase homes. Economic development is expected to continue in St. Louis, with various projects such as new retail developments and an airport expansion being planned. These developments are expected to lead to a decrease in the unemployment rate.

LIQUIDITY AND CAPITAL RESOURCES

Cash as of November 30, 2002 is $911,000, a decrease of $137,000 from November 30, 2001. Cash provided from operating activities for year ended November 30, 2002 was $756,000, a decrease of $68,000 from November 30, 2001. The decrease was primarily the result of lower net income in 2002. Investing activities used cash of $325,000, compared to $302,000 for the year ended November 30, 2001, due to increased capital expenditures. Cash used in financing activities was $568,000, which is $92,000 less than the year ended November 30, 2001. Financing cash flow included $460,000 of distributions of $40 per limited partner unit, compared to $244,000 or $20 per limited partner unit in 2001, and $108,000 to repurchase 245 limited partner units, compared to $406,000 to repurchase 1,356 limited partner units in 2001.

During the fiscal year ended November 30, 2002, the Registrant declared and paid four cash distributions of $10 per limited partnership unit each. The distributions were paid January 10th, April 10th, July 10th, and October 10th to holders of record as of January 1st, April 1st, July 1st, and October 1st, 2002 respectively.

CONTRACTUAL OBLIGATIONS

The mortgage note payable is secured by Woodhollow Apartments and calls for monthly interest payments of $61,000, with interest fixed at 7.45%. The principal balance is due December 1, 2010. In the event of prepayment by the Registrant, the note requires a substantial prepayment penalty.

The Registrant does not utilize any off balance sheet financing or leasing transactions of any kind, nor does the Registrant have any other material commercial commitments or guarantees.

Management believes the Partnership's current cash position and the property's ability to provide operating cash flow should enable the Partnership to fund anticipated capital expenditures and meet debt obligations.

TRANSACTIONS WITH MANAGEMENT AND OTHERS

Effective November 10, 1999, Maxus Properties, Inc., an affiliate of the managing General Partner, became the management company for the Registrant's properties. Pursuant to the management contract in place from October 12, 2000 for Woodhollow Apartments, Maxus was entitled to receive monthly compensation of five percent (5.0%) of the monthly gross receipts from the operation of Woodhollow Apartments, for property management and leasing services, plus reimbursement for administrative expenses. During fiscal 2002, the Registrant paid property management fees of $145,000 to Maxus. During fiscal 2001 the Registrant paid property management fees of $144,000 to Maxus.

Partnership management fees of $40,000 per year, provided for in the Partnership Agreement, were payable to the Managing General Partner of the Partnership for the years ended November 30, 2002, and November 30, 2001.

The property management fee is determined pursuant to the Management Agreement that provides for a fee calculated as a percentage of monthly gross receipts from the property's operations. The management fees are similar to fees that would be paid to an unrelated party for management of the property. Partnership management fees are determined and paid in accordance with the Partnership Agreement.

INFLATION

The effects of inflation did not have a material impact upon the Registrant's operations in fiscal 2002 and are not expected to materially affect the Registrant's operations in 2003.

EFFECT OF PENDING ACCOUNTING PRONOUNCEMENTS

In July 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) 146, "Accounting For Costs Associated With Exit Or Disposal Activities." SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. Under SFAS 146, a commitment to an exit or disposal plan no longer will be a sufficient basis for recording a liability for those activities. The Registrant does not anticipate a significant impact on their results of operations from adopting SFAS 146.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The Registrant may, from time to time, make written or oral forward-looking statements, including statements contained in the Registrant's filings with the Securities and Exchange Commission and its reports to Limited Partners. Such forward-looking statements are made based on management's belief as well as assumptions made by, and information currently available to, management pursuant to "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. The Registrant's actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, but not limited to, trends in the real estate investment market, general market conditions, projected leasing and sales, and future prospects for the Partnership.

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

The three members of the board of directors of Maxus Capital Corp. are David L. Johnson, Danley K. Sheldon, and John W. Alvey. The executive officers are Mr. Sheldon, President and Chief Executive Officer, Mr. Johnson, Vice President, and Mr. Alvey, Vice President, Treasurer, and Chief Financial Officer.

Neither the Registrant nor the Registrant's managing General Partner has an audit committee or any other committee. Section 3(a) (58) of the Securities Exchange Act of 1934, as amended, provides that if no audit committee exists, the entire board of directors serve as the audit committee.

Mr. Johnson, age 46, is a member of the Board of Trustees and Chairman of Maxus Realty Trust, Inc., a publicly-traded real estate investment trust ("MRTI"). Mr. Johnson also is Chairman and majority shareholder of Maxus Properties, Inc. ("Maxus"), a Missouri corporation located at 104 Armour Road, North Kansas City, Missouri 64116, that specializes in commercial property management for affiliated owners. Maxus employs more than 350 people to manage 62 commercial properties, including more than 10,000 apartment units and approximately 450,000 square feet of retail and office space. Mr. Johnson is also currently President of KelCor, Inc. ("KelCor"), a Missouri corporation that specializes in the acquisition of commercial real estate.

Mr. Alvey, age 44, is Vice President of MRTI, Executive Vice President and Chief Financial Officer of Maxus and Vice President of KelCor.

Mr. Sheldon, age 44, is President, Chief Financial Officer and a member of the Board of Trustees of MRTI and is Chief Executive Officer of Maxus. Mr. Sheldon is on the Board of Directors of Entertainment Properties Trust, a NYSE listed real estate investment trust and Blue Cross and Blue Shield of Kansas City, among others.

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

To the Registrant's knowledge, based solely on review of the copies of such reports furnished to the Registrant or written representation that no other reports were required, during the year ended November 30, 2002, Insiders complied with all applicable Section 16(a) filing requirements.

ITEM 10: EXECUTIVE COMPENSATION

Pursuant to the Registrant's limited partnership agreement, the General Partners are entitled to receive one percent (1%) of all of the net operating cash income of the Registrant. In addition, the limited partnership agreement provides that the General Partners are entitled to additional distributions in connection with net extraordinary cash income generated by the Partnership. No cash distributions were paid to the General Partners during the fiscal year 2002 because the Partnership did not generate net operating cash income or net extraordinary cash income. In addition, no direct compensation was paid or payable by the Registrant to directors or officers (the Registrant does not have any directors or officers) for the year ended November 30, 2002. Partnership management fees of $40,000, provided for in the Partnership Agreement, were payable to the managing General Partner of the Registrant for the year ended November 30, 2002. No direct compensation was paid or payable by the Registrant to the directors or officers of the managing general partner for the year ended November 30, 2002.

See Item 12(a): Certain Relationships and Related Transactions for a discussion of transactions between the Registrant and certain affiliates of the General Partners.

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

(a) Security Ownership of Certain Beneficial Owners.

The table below sets forth each person or entity that has reported to the Registrant beneficial ownership of more than 5% of the Registrant's limited partner units as of January 15, 2003. The percentage of ownership is based on 11,735 limited partner units outstanding as of January 15, 2003(1).

                                            Amount and Nature of
         Name                               Beneficial Ownership   Percentage
         ----                               --------------------   ----------

Bond Purchase, L.L.C.                                2,295           19.56%
104 Armour Road
North Kansas City, Missouri 64116

Chris B. Garlich                                      773            6.59%
1610 Des Peres Rd., #370
St. Louis, Missouri 63131

McDowell Foods, Inc.                                  700            5.97%
P.O. Box 1379
Liberty, MO 64069

Everest Investors 12, LLC                             685            5.84%
199 South Los Robles Avenue, Suite 440
Pasadena, CA 91101

Mr. O. Bruce Mills                                    674            5.74%
The B. Mills Corporation
15480 Elk Ridge Lane, #200
Chesterfield, MO 63017-5313

(1) O. Bruce Mills filed a Schedule 13D, dated September 6, 2001, with the Securities and Exchange Commission claiming ownership of 724 (5.9%) of the Registrant's limited partner units. However, 118 of these units have not been transferred on the Partnership's books and records due to the transfers not meeting the Partnership's transfer requirements. See Item 3: Legal Proceedings.

(b) Security Ownership of Management.

The table shown below sets forth the number of the Registrant's limited partner units beneficially owned as of January 15, 2003, directly or indirectly, by each general partner and executive officer and all general partners and executive officers as a group.

                                          Amount and Nature of
              Name                       Beneficial Ownership(1)  Percentage (2)
              ----                       -----------------------  --------------
        John J. Nooney (3) .....................    -0-                --
        David L. Johnson (4) ...................    2,295            19.56%
        John W. Alvey ..........................    -0-                --
        Danley K. Sheldon (5) ..................    -0-                --
        All general partners and officers ......    2,295            19.56%

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

(2) The percentages represent the total number of limited partner units in the adjacent column divided by 11,735, the number of issued and outstanding units of the Registrant on January 15, 2003.

(3) Mr. Nooney, Special General Partner of the Registrant, is not known to the Registrant to be the beneficial owner, either directly or indirectly, of any limited partner units of the Registrant.

(4) Represents units held by Bond Purchase, L.L.C. of which Mr. Johnson is approximately an 85% owner.

(5) Mr. Sheldon was appointed as a director of the Registrant's managing General Partner effective January 25, 2002.

(c) Changes in Control.

There are no arrangements known to the Registrant, the operation of which may at a subsequent date result in a change in control of the Registrant.

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Effective November 10, 1999, Maxus Properties, Inc., an affiliate of the managing General Partner, became the management company for the Registrant's properties. Pursuant to the management contract in place from October 12, 2000 for Woodhollow Apartments, Maxus was entitled to receive monthly compensation of five percent (5.0%) of the monthly gross receipts from the operation of Woodhollow Apartments, for property management and leasing services, plus reimbursement for administrative expenses. During fiscal 2002, the Registrant paid property management fees of $145,000 to Maxus. During fiscal 2001 the Registrant paid property management fees of $144,000 to Maxus.

Partnership management fees of $40,000 per year, provided for in the Partnership Agreement, were payable to the managing General Partner of the Partnership for the years ended November 30, 2002, and November 30, 2001.

The property management fee is determined pursuant to the Management Agreement that provides for a fee calculated as a percentage of monthly gross receipts from the property's operations. The management fees are similar to fees that would be paid to an unrelated party for management of the property. Partnership management fees are determined and paid in accordance with the Partnership Agreement.

ITEM 13: EXHIBITS, LISTS AND REPORTS ON FORM 8-K

(a) The following documents are filed as a part of this report:

(1) Financial Statements (filed herewith as Exhibit 99.1):

    Independent Auditors' Report

    Balance sheets as of November 30, 2002 and 2001

    Statements of operations for the years ended November 30, 2002 and 2001

    Statements  of partners'  deficit for the years ended  November 30, 2002 and
    2001

    Statements of cash flows for the years ended November 30, 2002 and 2001

    Notes to financial statements

(2) Exhibits:

    A list of exhibits required to be filed as part of this report on Form 10-KSB is set forth in the Exhibit Index, which immediately precedes such exhibits, and is incorporated herein by reference.

(b) Reports on Form 8-K

    No reports on Form 8-K were filed by the Registrant since the end of the third quarter of 2002.

ITEM 14: CONTROLS AND PROCEDURES

Under the supervision and with the participation of the management of Maxus Capital Corp., the Partnership's managing general partner, including Maxus Capital Corp.'s chief executive officer and chief financial officer, the Registrant has established a system of controls and other procedures designed to ensure that information required to be disclosed in its periodic reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's ruled and forms. These disclosure controls and procedures have been evaluated under the direction of the Chief Executive Officer and Chief Financial Officer within the last 90 days. Based on such evaluations, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures are effective. There have been no significant changes in the system of internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation by the Chief Executive Officer and Chief Financial Officer.

SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            MAXUS REAL PROPERTY INVESTORS-FOUR, L.P.

                            By: MAXUS CAPITAL CORP.
                                General Partner

Dated: January 20, 2003         By: /s/ Danley K. Sheldon
                                    Danley K. Sheldon
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)


Dated: January 20, 2003         By: /s/ John W. Alvey
                                    John W. Alvey
                                    Vice President, Treasurer and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officers

                       CERTIFICATION OF THE ANNUAL REPORT
                                       OF
                    MAXUS REAL PROPERTY INVESTORS-FOUR, L.P.

     I, Danley K. Sheldon, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Maxus Real Property Investors-Four, L.P.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c)  presented  in  this  annual  report  our  conclusions   about  the
     effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 20, 2003                 /s/ Danley K. Sheldon
                                       Danley K. Sheldon
                                       President and Chief Executive Officer of
                                       Maxus Capital Corp.,
                                       General Partner of the Registrant

                       CERTIFICATION OF THE ANNUAL REPORT
                                       OF
                    MAXUS REAL PROPERTY INVESTORS-FOUR, L.P.

          I, John W. Alvey, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Maxus Real Property Investors-Four, L.P.;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c)  presented  in  this  annual  report  our  conclusions   about  the
     effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 20, 2003          /s/ John W. Alvey
                                John W. Alvey
                                Vice President, Treasurer, and
                                Chief Financial Officer of
                                Maxus Capital Corp.,
                                General Partner of the Registrant

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

 99.1      Financial Statements.

 99.2 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 99.3 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

For address changes, name changes and changes in registration contact our Transfer Agent:

Phoenix American Financial Services, Inc.
2401 Kerner Blvd.
San Rafael, CA 94901

(415) 256-8462

The following information is available to Limited Partners without charge upon written request to:

Maxus Real Property Investors - Four
Attn:  Marsha Arr
P.O. Box 34729
North Kansas City, Missouri 64116:

Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. Form 10-KSB is available in March.

Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission. Forms 10-QSB are available in April, July and October.