Form 10QSB
period 2003-02-28
MAXUS REAL PROPERTY INVESTORS FOUR LP
filed 2003-04-02
CIK 700720

1


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)

 X QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---
   ACT OF 1934

For the quarter period ended         February 28, 2003
                                 ------------------------

                                       OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---
   ACT OF 1934

For the transition period from   __________________      To  _______________


                        Commission file number 000-11023

                    MAXUS REAL PROPERTY INVESTORS-FOUR, L.P.
                   ------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Missouri                                  43-1250566
--------------------------------          ----------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

104 Armour Road, North Kansas City, Missouri             64116
--------------------------------------------         -------------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code        (816) 303-4500
                                                          --------------

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

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   MAXUS REAL PROPERTY INVESTORS - FOUR, L.P.
                             (A LIMITED PARTNERSHIP)
                                 BALANCE SHEETS

                                                                        February 28,            November 30,
                                                                           2003                     2002
                                                                        (Unaudited)
ASSETS:
Investment property
   Land                                                              $    1,014,000                1,014,000
   Buildings and improvements                                            15,967,000               15,940,000
                                                                       ------------              -----------
                                                                         16,981,000               16,954,000
   Less accumulated depreciation                                         10,610,000               10,456,000
                                                                       ------------              -----------
           Total investment property                                      6,371,000                6,498,000

Cash and cash equivalents                                                   718,000                  911,000
Prepaid expenses                                                             73,000                   86,000
Deferred expenses, less accumulated amortization                             80,000                   82,000
Income tax deposit                                                           18,000                   18,000
                                                                       ------------              -----------
           Total assets                                              $    7,260,000                7,595,000
                                                                       ============              ===========

LIABILITIES AND PARTNERS' DEFICIT:
Liabilities:
   Mortgage notes payable                                            $    9,900,000                9,900,000
   Accounts payable and accrued expenses                                    178,000                  232,000
   Real estate taxes payable                                                 23,000                  126,000
   Refundable tenant deposits                                                74,000                   75,000
                                                                       ------------              -----------
           Total liabilities                                             10,175,000               10,333,000
Partners' deficit                                                        (2,915,000)              (2,738,000)
                                                                       ------------              -----------
           Total liabilities and partners' deficit                   $    7,260,000                7,595,000
                                                                       ============              ===========



                   MAXUS REAL PROPERTY INVESTORS - FOUR, L.P.
                             (A LIMITED PARTNERSHIP)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                  Three Months Ended
                                                                             February 28,     February 28,
                                                                                 2003             2002
Revenues:
       Rental                                                           $      682,000           655,000
       Other                                                                    53,000            71,000
                                                                            ----------        ----------
              Total revenues                                                   735,000           726,000
                                                                            ----------        ----------

Expenses:
       Depreciation and amortization                                           156,000           150,000
       Repairs and maintenance                                                  72,000            87,000
       Real estate taxes                                                        37,000            35,000
       Interest                                                                184,000           184,000
       Professional fees                                                        28,000            67,000
       Utilities                                                                28,000            27,000
       Property management fees - related parties                               43,000            43,000
       Other                                                                   104,000           113,000
                                                                            ----------        ----------
              Total expenses                                                   652,000           706,000
                                                                            ----------        ----------
              Net Income                                                $       83,000            20,000
                                                                            ==========        ==========

Net income allocation:
       General partner                                                  $        1,000               ---
       Limited partners                                                         82,000            20,000
                                                                            ----------        ----------
                                                                        $       83,000            20,000
                                                                            ==========        ==========
Limited partners' data:
       Net income per unit                                              $         6.97              1.61
                                                                            ==========        ==========

Weighted average limited partnership units outstanding                          11,764            12,173
                                                                            ==========        ==========



                    MAXUS REAL PROPERTY INVESTORS-FOUR, L.P.
                             (A LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  Three Months Ended
                                                                           February 28,        February 28,
                                                                               2003                2002
Cash flows from operating activities:
    Net income                                                         $      83,000              20,000
    Adjustments to reconcile net income to net
         cash provided by operating activities:
                Depreciation and amortization                                156,000             150,000
                Changes in accounts affecting operations:
                     Accounts receivable                                        ---               30,000
                     Prepaid expenses                                         13,000               8,000
                     Accounts payable and accrued expenses                   (54,000)              5,000
                     Real estate taxes payable                              (103,000)           (102,000)
                     Refundable tenant deposits                               (1,000)             (6,000)
                                                                          ----------          ----------
                        Net cash provided by operating activities             94,000             105,000
                                                                          ----------          ----------

Cash flows from investing activities:
         Capital expenditures                                                (27,000)            (97,000)
                                                                          ----------          ----------

Cash flows from financing activities:
         Distributions                                                      (118,000)           (121,000)
         Repurchase of Partnership Units                                    (142,000)                ---
                                                                          ----------          ----------

                        Net cash used in financing activities               (260,000)           (121,000)
                                                                          ----------          ----------

                        Net decrease in cash                                (193,000)           (113,000)

Cash and cash equivalents, beginning of period                               911,000           1,048,000
                                                                          ----------          ----------

Cash and cash equivalents, end of period                               $     718,000             935,000
                                                                          ==========          ==========

Supplemental disclosure of cash flow information -
    cash paid during the period for interest                           $     184,000             184,000
                                                                          ==========          ==========




                    MAXUS REAL PROPERTY INVESTORS-FOUR, L.P.
                             (A LIMITED PARTNERSHIP)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                  THREE MONTHS ENDED FEBRUARY 28, 2003 AND 2002


(1) Summary of Significant Accounting Policies

Refer to the financial statements of Maxus Real Property Investors - Four, L.P., formerly known as Nooney Real Property Investors - Four, L.P. (the "Partnership" or the "Registrant"), for the year ended November 30, 2002, which are contained in the Partnership's Annual Report on Form 10-KSB, for a description of the accounting policies which have been continued without change. Also, refer to the footnotes to those statements for additional details of the Partnership's financial condition and results of operations. The details in those notes have not changed except as a result of normal transactions in the interim. In the opinion of the general partner, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at February 28, 2003 and for all periods presented have been made. The results for the three-month period ended February 28, 2003 are not necessarily indicative of the results that may be expected for the entire year.

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

(2) Repurchase of Partnership Interests

On November 14, 2002, the Partnership commenced an odd-lot offer to purchase up to 2,209 of the Registrant's limited partnership units from limited partners holding 12 units or fewer (the "Offer"). The Offer expired on December 31, 2002. In connection with the Offer, the Registrant redeemed 332 limited partnership units of the Registrant at $430 per unit. As a result, as of March 15, 2003 there are 11,596 outstanding limited partnership units.

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

CRITICAL ACCOUNTING POLICIES

Refer to the Financial Statements of the Partnership for the year ended November 30, 2002, which are contained in the Partnership's Annual Report in Form 10-KSB, for a description of the accounting policies, which have been continued without change, unless otherwise noted herein.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect amounts reported in the accompanying financial statements. The most significant assumptions and estimates relate to revenue recognition for leases, treatment of capital expenditures, depreciable lives of investment property, capital expenditures and the valuation of investment property. Application of these assumptions requires the exercise of judgment as to future uncertainties and, as a result, actual results could differ from these estimates.

Revenue Recognition

The Partnership leases its property pursuant to operating leases with terms generally of six or twelve months. Rental income is recognized when received; this method approximates recognition using the straight-line method over the related lease term.

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

Capital Expenditures

For reporting purposes, the Partnership capitalizes all carpet, vinyl, appliance, and HVAC replacements. The Partnership expenses all other expenditures that total less than $10,000. Expenditures over $10,000 and expenditures related to contracts over $10,000 are evaluated individually for capitalization.

Impairment of Investment Property Values

The Partnership is required to make subjective assessments as to whether there are impairments in the value of its investment property. Management's estimates of impairment in the value of the investment property have a direct impact on the Partnership's net income.

The Partnership follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The Partnership assesses the carrying value of its long-lived asset whenever events or changes in circumstances indicate that the carrying amount of the underlying asset may not be recoverable. Certain factors that may occur and indicate that an impairment exists include, but are not limited to: significant underperformance relative to projected future operating results; significant changes in the manner of the use of the asset; and significant adverse industry or market economic trends. If the carrying value of the property may not be recoverable based upon the existence of one or more of the above indicators of impairment, management measures the impairment based on projected discounted cash flows using a discount rate determined by management to be commensurate with the risk inherent in the Partnership, compared to the property's current carrying value.

LIQUIDITY AND CAPITAL RESOURCES

Cash as of February 28, 2003 was $718,000, a decrease of $193,000 from November 30, 2002. Cash provided from operating activities for the three months ended
February 28, 2003 was $94,000, which is consistent with results from the same period in 2002. Investing activities used $27,000 due to investment in property improvements. Cash used in financing activities was $260,000, comprised of $118,000 of distributions of $10 per limited partner unit, which were paid in January of 2003, and $142,000 to repurchase 332 limited partner units.

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

RESULTS OF OPERATIONS

For the three-month period ended February 28, 2003, the Partnership's revenues were $735,000. Revenues increased by $9,000 (1.2%) for the three-month period ended February 28, 2003 as compared to the same period in 2002. This increase was due primarily to an increase in rental rates and a decrease in vacancy loss.

For the three-month period ended February 28, 2003, the Partnership's expenses were $652,000. Expenses decreased by $54,000 (7.6%) for the three-month period ended February 28, 2003 as compared to the same period in 2002. The decrease in expenses was primarily due to a decrease in professional fees of $39,000 due primarily to a property tax study completed in the first quarter of 2002 for $37,000; and a decrease in repairs and maintenance of $15,000.

Woodhollow was 94% occupied at February 28, 2003. Based on industry information, the average occupancy of the sub-market Woodhollow competes with is in the low to mid 90% range. In 2002, unemployment rose above 6% in the St. Louis area for the first time since 1993. The rate is expected to continue to stay at higher levels until the end of 2003. Interest rates remain low, which normally increases losses of tenants who move out of apartments when they purchase homes. Economic development is expected to continue in St. Louis, with various projects such as new retail developments and an airport expansion being planned. These developments may lead to a decrease in the unemployment rate.

INFLATION

The effects of inflation did not have a material impact upon the Registrant's operations in fiscal 2002 and are not expected to materially affect the Registrant's operations in 2003.

OFF-BALANCE SHEET ARRANGEMENTS

The Partnership does not have any "off-balance sheet arrangements" as defined in
Item 303 (c) of Regulations S-B promulgated under the Securities Exchange Act of 1934, as amended.

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

PART II.  OTHER INFORMATION


ITEM 1: LEGAL PROCEEDINGS

O. BRUCE MILLS V. MAXUS CAPITAL CORP. AND MAXUS REAL PROPERTY INVESTORS-FOUR, L.P., CASE NO. 01CC-004237, CIRCUIT COURT OF ST. LOUIS COUNTY, MISSOURI.

On December 11, 2001, Mills filed suit against the Registrant and Maxus Capital Corp., the Managing General Partner, in St. Louis County, Missouri alleging that the Registrant and Maxus Capital Corp. had refused to recognize Mills as the owner and limited partner of units that were tendered to him and that the Registrant and Maxus Capital Corp. had converted distributions allegedly owed to Mills. Mills also brought a claim for injunctive relief. On December 19, 2001, a hearing was held on Mills' request for injunctive relief in which Mills sought an order from the Court asking that Mills be recorded on the books and records of the Registrant as the owner of units that were tendered to him during his tender offer and seeking the escrow of any distributions made by the Registrant for the units tendered to Mills. The Court refused to exempt Mills from complying with the transfer requirements to have units transferred on the books and records of the Registrant, but the Court did require that the Registrant escrow any distributions made for units tendered to Mills until such time as the Court can determine who should receive the distributions. Mills was required to post a $7,000 bond as security for the relief granted by the Court. The Registrant and Maxus Capital Corp. filed a motion for summary judgment on August 23, 2002 asserting that they had sole discretion to deny Mills Substituted Limited Partner status. Mills responded on September 23, 3002. On January 19, 2003, the Court granted the Registrant and Maxus Capital Corp. summary judgment on all claims. The only remaining issue in the case is release of the distributions that have been escrowed during this litigation.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On November 14, 2002, the Partnership commenced an odd-lot offer to purchase up to 2,209 of the Registrant's limited partnership units from limited partners holding 12 units or fewer (the "Offer"). The Offer expired on December 31, 2002. In connection with the Offer, the Registrant redeemed 332 limited partnership units of the Registrant at $430 per unit. As a result, as of March 15, 2003 there are 11,596 outstanding limited partnership units.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES


None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


None

ITEM 5. OTHER INFORMATION

The Board of Directors of the Partnership's general partner (Maxus Capital Corp.) declared cash distributions of $10 per limited partnership unit, payable to holders of record as of January 1, 2003 and April 1, 2003, that were paid on January 10, 2003 and are payable on April 10, 2003, respectively. The Partnership anticipates continuing such quarterly distributions, at least in the near future.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


         (a) Exhibits


              See Exhibit Index on Page 14


         (b) Reports on Form 8-K


             No reports on Form 8-K were filed by the Registrant during the first quarter of 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               MAXUS REAL PROPERTY INVESTORS-FOUR, L.P.
                               By:  MAXUS CAPITAL CORP.
                                    General Partner

Dated: April 1, 2003         By:    /s/ Danley K. Sheldon
                                    ------------------------
                                    Danley K. Sheldon
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)

Dated: April 1, 2003         By:    /s/ John W. Alvey
                                    ------------------------
                                    John W. Alvey
                                    Vice President, Treasurer and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

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


Date: April 1, 2003                     /s/ Danley K. Sheldon
                                        ---------------------------
                                        Danley K. Sheldon
                                        President and Chief Executive Officer of
                                        Maxus Capital Corp.,
                                        General Partner of the Registrant

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


Date: April 1, 2003                            /s/ John W. Alvey
                                               -----------------------
                                               John W. Alvey
                                               Vice President, Treasurer, and
                                               Chief Financial Officer of
                                               Maxus Capital Corp.,
                                               General Partner of the Registrant

EXHIBIT INDEX

Exhibit Number                    Description

3.1 Amended and Restated Agreement and Certificate of Limited Partnership dated April 7, 1982 is incorporated by reference to the Form 10-K for the year ended November 30, 1999 filed by the Registrant under the Securities Act of 1933 (File No. 000-11023)

3.2 Amendment of Certificate of Limited Partnership date December 21, 1999 is incorporated by reference to the Form 8-K filed by the Registrant on January 21, 2000 under the Securities Act of 1933 (File No.000-11023)

99.1 Certification of Chief Executive Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of Chief Financial Officer Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.