Form 10QSB
period 2003-05-31
MAXUS REAL PROPERTY INVESTORS FOUR LP
filed 2003-07-15
CIK 700720

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---  ACT OF 1934


For the quarter period ended         May 31, 2003
                                 --------------------

                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                To
                               -------------      ------------

                        Commission file number 000-11023
                                               ---------

                    MAXUS REAL PROPERTY INVESTORS-FOUR, L.P.
                    ---------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Missouri                                   43-1250566
          -----------                                 ------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

               104 Armour Road, North Kansas City, Missouri 64116
              ----------------------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number, including area code         (816) 303-4500
                                                          ----------------

                                      INDEX


                                                                            Page
PART I -   FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS:
               Balance Sheets                                                  3
               Statements of Operations                                        4
               Statements of Cash Flows                                        5

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
               OF OPERATION                                                    7

ITEM 3.    CONTROLS AND PROCEDURES                                             9

PART II - OTHER INFORMATION                                                    9

ITEM 1.    LEGAL PROCEEDINGS                                                   9
ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS                           9
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES                                     9
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 9
ITEM 5.    OTHER INFORMATION                                                  10
ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                                   10


SIGNATURES                                                                    11
EXHIBIT INDEX                                                                 14

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   MAXUS REAL PROPERTY INVESTORS - FOUR, L.P.
                             (A LIMITED PARTNERSHIP)
                                 BALANCE SHEETS

                                                                           May 31,               November 30,
                                                                            2003                     2002
                                                                        (Unaudited)
ASSETS:
Investment property
   Land                                                              $    1,014,000                1,014,000
   Buildings and improvements                                            16,070,000               15,940,000
                                                                        -----------              -----------
                                                                         17,084,000               16,954,000
   Less accumulated depreciation                                         10,764,000               10,456,000
                                                                        -----------              -----------
           Total investment property                                      6,320,000                6,498,000

Cash and cash equivalents                                                   812,000                  911,000
Prepaid expenses                                                             33,000                   86,000
Deferred expenses, less accumulated amortization                             78,000                   82,000
Income tax deposit                                                           18,000                   18,000
                                                                        -----------              -----------
           Total assets                                              $    7,261,000                7,595,000
                                                                        ===========              ===========

LIABILITIES AND PARTNERS' DEFICIT:
Liabilities:
   Mortgage notes payable                                            $    9,900,000                9,900,000
   Accounts payable and accrued expenses                                    233,000                  232,000
   Real estate taxes payable                                                 71,000                  126,000
   Refundable tenant deposits                                                71,000                   75,000
                                                                        -----------              -----------
           Total liabilities                                             10,275,000               10,333,000
Partners' deficit                                                        (3,014,000)              (2,738,000)
                                                                        -----------              -----------
           Total liabilities and partners' deficit                   $    7,261,000                7,595,000
                                                                        ===========              ===========


                   MAXUS REAL PROPERTY INVESTORS - FOUR, L.P.
                             (A LIMITED PARTNERSHIP)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                            Three Months Ended               Six Months Ended
                                                          May 31,        May 31,          May 31,          May 31,
                                                           2003           2002             2003             2002

Revenues:
       Rental                                        $   651,000         668,000        1,333,000        1,324,000
       Other                                              57,000          60,000          108,000          122,000
                                                        --------        --------        ---------        ---------
           Total revenues                                708,000         728,000        1,441,000        1,446,000
                                                        --------        --------        ---------        ---------


Expenses:
       Depreciation and amortization                     156,000         154,000          312,000          304,000
       Repairs and maintenance                            71,000          82,000          143,000          168,000
       Real estate taxes                                  48,000          34,000           84,000           69,000
       Professional fees                                  20,000          29,000           48,000           96,000
       Utilities                                          40,000          33,000           68,000           60,000
       Property management fees - related parties         47,000          43,000           91,000           87,000
       Other                                             139,000         116,000          242,000          229,000
                                                        --------        --------         --------        ---------
              Total expenses                             521,000         491,000          988,000        1,013,000
                                                        --------        --------         --------        ---------
              Net operating income                       187,000         237,000          453,000          433,000
                                                        --------        --------         --------        ---------

              Interest
                Interest income                          (12,000)        (11,000)         (14,000)         (20,000)
                Interest expense                         184,000         184,000          369,000          369,000
                                                        --------       ---------         --------        ---------
                    Net income                      $     15,000          64,000           98,000           84,000
                                                        ========       =========         ========        =========

Net income allocation:
       General partner                              $        ---           1,000            2,000            2,000
       Limited partners                                   15,000          63,000           96,000           82,000
                                                        --------       ---------         --------        ---------
                                                    $     15,000          64,000           98,000           84,000
                                                        ========       =========         ========        =========
Limited partners' data:
       Net income per unit                          $       1.29            5.18             8.22             6.74
                                                        ========       =========         ========        =========

Weighted average limited partnership
       units outstanding                                  11,596          12,173           11,679           12,173
                                                        ========       =========         ========        =========



                    MAXUS REAL PROPERTY INVESTORS-FOUR, L.P.
                             (A LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                   Six Months Ended
                                                                               May 31,            May 31,
                                                                                2003               2002

Cash flows from operating activities:
    Net income                                                         $      98,000              84,000
    Adjustments to reconcile net income to net
         cash provided by operating activities:
                Depreciation and amortization                                312,000             304,000
                Changes in accounts affecting operations:
                     Accounts receivable                                         ---              30,000
                     Prepaid expenses                                         53,000              21,000
                     Accounts payable and accrued expenses                     1,000             (45,000)
                     Real estate taxes payable                               (55,000)            (68,000)
                     Refundable tenant deposits                               (4,000)             (6,000)
                     Income tax deposit                                          ---              91,000
                                                                           ---------           ---------
                        Net cash provided by operating activities            405,000             411,000
                                                                           ---------           ---------

Cash flows from investing activities:
         Capital expenditures                                               (130,000)           (143,000)
                                                                           ---------           ---------

Cash flows from financing activities:
         Distributions                                                     (232,000)            (243,000)
         Repurchase of Partnership Units                                   (142,000)                 ---
                                                                           --------            ---------

                        Net cash used in financing activities              (374,000)            (243,000)
                                                                           --------            ---------

                        Net increase (decrease) in cash                     (99,000)              25,000

Cash and cash equivalents, beginning of period                              911,000            1,048,000
                                                                           --------            ---------

Cash and cash equivalents, end of period                             $      812,000            1,073,000
                                                                           ========            =========

Supplemental disclosure of cash flow information -
    cash paid during the period for interest                         $      368,000              369,000
                                                                          =========            =========




                    MAXUS REAL PROPERTY INVESTORS-FOUR, L.P.
                             (A LIMITED PARTNERSHIP)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED MAY 31, 2003 AND 2002


(1) Summary of Significant Accounting Policies

Refer to the financial statements of Maxus Real Property Investors - Four, L.P., formerly known as Nooney Real Property Investors - Four, L.P. (the "Partnership" or the "Registrant"), for the year ended November 30, 2002, which are contained in the Partnership's Annual Report on Form 10-KSB, for a description of the accounting policies which have been continued without change. Also, refer to the footnotes to those statements for additional details of the Partnership's financial condition and results of operations. The details in those notes have not changed except as a result of normal transactions in the interim. In the opinion of the general partner, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at May 31, 2003 and for all periods presented have been made. The results for the three and six month periods ended May 31, 2003 are not necessarily indicative of the results that may be expected for the entire year.

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

(2) Repurchase of Partnership Interests

On May 23, 2003, the Partnership commenced an odd-lot offer to purchase up to 3,468 of the Registrant's limited partnership units from limited partners holding 12 units or fewer (the "Offer"). The Offer expired on June 27, 2003. In connection with the Offer, the Registrant redeemed 100 limited partnership units of the Registrant at $430 per unit. The redemptions of units held by ten limited partners, totaling 55 units, are being held pending receipt of all necessary documents to satisfy the Registrant's redemption requirements. Previously, the Partnership commenced an odd-lot offer to purchase up to 3,840 of the Registrant's limited partnership units from limited partners holding 12 units or fewer, which expired on December 31, 2002. At that time, the Registrant redeemed 332 limited partnership units at $430 per unit. As a result, as of July 1, 2003 there are 11,496 outstanding limited partnership units.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash as of May 31, 2003 was $812,000, a decrease of $99,000 from November 30, 2002. Cash provided from operating activities for the six months ended May 31, 2003 was $405,000, which is consistent with results from the same period in 2002. Investing activities used $130,000 due to investment in property improvements including roof replacements of $62,000 and HVAC replacements of $25,000. Cash used in financing activities was $374,000, comprised of $232,000 of distributions of $10 per limited partner unit, which were paid in January and April of 2003, and $142,000 to repurchase 332 limited partner units.

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

RESULTS OF OPERATIONS

For the three and six month periods ended May 31, 2003, the Partnership's revenues were $708,000 and $1,441,000, respectively. Revenues decreased by $20,000 (2.7%) and $5,000 (.4%) respectively for the three and six-month periods ended May 31, 2003 as compared to the same periods ended May 31, 2002. This decrease was primarily due to an increase in vacancy loss of $24,000 and $10,000 for the three and six-month periods ended May 31, 2003, respectively.

For the three and six month periods ended May 31, 2003, the Partnership's operating expenses were $521,000 and $988,000, respectively. Expenses increased by $30,000 (6.1%) for the three-month period ended May 31, 2003 as compared to the same period ended May 31, 2002. The increase in expenses was primarily due to an increase in real estate taxes of $14,000, insurance expense (other expenses) of $27,000, and utilities of $7,000, offset by a decrease in professional fees of $9,000 and repairs and maintenance of $11,000. Expenses decreased $25,000 (2.5%) for the six-month period ended May 31, 2003 as compared to the same period ended May 31, 2002. The decrease in expenses was primarily due to a decrease in repairs and maintenance of $25,000 and professional fees of $48,000 offset by an increase in insurance expense (other expenses) of $37,000 and taxes of $15,000. The decrease in professional fees was the result of a property tax study completed in 2002. This expense was not recurring in nature and did not recur in 2003. The increase in insurance expense is primarily due to a rate increase in 2003.

Woodhollow was 94% occupied at May 31, 2003. Based on industry information, the average occupancy of the sub-market Woodhollow competes with is in the low to mid 90% range. In 2002, unemployment rose above 6% in the St. Louis area for the first time since 1993. The rate is expected to continue to stay at higher levels until the end of 2003. Interest rates remain low, which normally increases losses of tenants who move out of apartments when they purchase homes. Economic development is expected to continue in St. Louis, with various projects such as new retail developments and an airport expansion being planned. These developments may lead to a decrease in the unemployment rate.

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


PART II.  OTHER INFORMATION


ITEM 1: LEGAL PROCEEDINGS

O. BRUCE MILLS V. MAXUS CAPITAL CORP. AND MAXUS REAL PROPERTY INVESTORS-FOUR L.P., CASE NO. 01CC-004237, CIRCUIT COURT OF ST. LOUIS COUNTY, MISSOURI

On April 30, 2003, the Registrant settled the only remaining issue in this case with Mills. The terms of the settlement are confidential. The settlement did not require the Registrant or its General Partner to make any payment to Mills. Moreover, the Court's judgment against Mills on all claims remains in place. The judgment, however, was amended on May 2, 2003 in order to release to Mills the $7,000 bond he had posted to secure a preliminary injunction. The amended judgment also vacated the preliminary injunction in this case. With these actions by the parties and the Court this matter is now concluded.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On May 23, 2003, the Partnership commenced an odd-lot offer to purchase up to 3,468 of the Registrant's limited partnership units from limited partners holding 12 units or fewer (the "Offer"). The Offer expired on June 27, 2003. In connection with the Offer, the Registrant redeemed 100 limited partnership units of the Registrant at $430 per unit. The redemptions of units held by ten limited partners, totaling 55 units, are being held pending receipt of all necessary documents to satisfy the Registrant's redemption requirements. Previously, the Partnership commenced an odd-lot offer to purchase up to 3,840 of the Registrant's limited partnership units from limited partners holding 12 units or fewer, which expired on December 31, 2002. At that time, the Registrant redeemed 332 limited partnership units at $430 per unit. As a result, as of July 1, 2003 there are 11,496 outstanding limited partnership units.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES


None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


None

ITEM 5. OTHER INFORMATION

The Board of Directors of the Partnership's general partner (Maxus Capital Corp.) declared cash distributions of $10 per limited partnership unit, payable to holders of record as of January 1, 2003, April 1, 2003, and July 1, 2003 that were paid on January 10, 2003 and April 10, 2003, and July 10, 2003 respectively. The Partnership anticipates continuing such quarterly distributions, at least in the near future.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


         (a) Exhibits


             See Exhibit Index on Page 14


         (b) Reports on Form 8-K


             No reports on Form 8-K were filed by the Registrant during the second quarter of 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                MAXUS REAL PROPERTY INVESTORS-FOUR, L.P.
                                By: MAXUS CAPITAL CORP.
                                    General Partner

Dated: July 14, 2003            By: /s/ Danley K. Sheldon
                                    ---------------------
                                    Danley K. Sheldon
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)

Dated: July 14, 2003            By: /s/ John W. Alvey
                                    -----------------
                                    John W. Alvey
                                    Vice President, Treasurer and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

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


Date: July 14, 2003                     /s/ Danley K. Sheldon
                                        ---------------------------
                                        Danley K. Sheldon
                                        President and Chief Executive Officer of
                                        Maxus Capital Corp.,
                                        General Partner of the Registrant

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


Date: July 14, 2003                            /s/ John W. Alvey
                                               -----------------
                                               John W. Alvey
                                               Vice President, Treasurer, and
                                               Chief Financial Officer of
                                               Maxus Capital Corp.,
                                               General Partner of the Registrant

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