Form 10QSB
period 2003-08-31
MAXUS REAL PROPERTY INVESTORS FOUR LP
filed 2003-10-07
CIK 700720

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)

   X    QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR 15(d) OF THE SECURITIES
------  EXCHANGE ACT OF 1934

For the quarter period ended         August 31, 2003
                                 -----------------------

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ------ EXCHANGE ACT OF 1934

For the transition period from                     To
                               ------------------     ------------------

                        Commission file number 000-11023
                                               ---------

                    MAXUS REAL PROPERTY INVESTORS-FOUR, L.P.
                    ----------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Missouri                                     43-1250566
          ------------                                  -------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


               104 Armour Road, North Kansas City, Missouri 64116
               --------------------------------------------------
                    (Address of principal executive offices)

                                 (816) 303-4500
                                 --------------
                (Issuer's telephone number, including area code)

                                      INDEX


                                                                            Page
PART I -   FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS:
               Balance Sheets                                                  3
               Statements of Operations                                        4
               Statements of Cash Flows                                        5

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
               OF OPERATION                                                    7

ITEM 3.    CONTROLS AND PROCEDURES                                             9

PART II - OTHER INFORMATION                                                    9

ITEM 1.    LEGAL PROCEEDINGS                                                   9
ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS                           9
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES                                     9
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 9
ITEM 5.    OTHER INFORMATION                                                   9
ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                                   10


SIGNATURES                                                                    11
EXHIBIT INDEX                                                                 12

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   MAXUS REAL PROPERTY INVESTORS - FOUR, L.P.
                             (A LIMITED PARTNERSHIP)
                                 BALANCE SHEETS

                                                                          August 31,             November 30,
                                                                             2003                    2002
                                                                         (Unaudited)
ASSETS:
Investment property
   Land                                                              $    1,014,000                1,014,000
   Buildings and improvements                                            16,166,000               15,940,000
                                                                       ------------             ------------
                                                                         17,180,000               16,954,000
   Less accumulated depreciation                                         10,921,000               10,456,000
                                                                       ------------             ------------
           Total investment property                                      6,259,000                6,498,000

Cash and cash equivalents                                                   736,000                  911,000
Prepaid expenses                                                             14,000                   86,000
Deferred expenses, less accumulated amortization                             75,000                   82,000
Accounts receivable                                                           2,000                      ---
Income tax deposit                                                           14,000                   18,000
                                                                       ------------             ------------
           Total assets                                              $    7,100,000                7,595,000
                                                                       ============             ============

LIABILITIES AND PARTNERS' DEFICIT:
Liabilities:
   Mortgage notes payable                                            $    9,900,000                9,900,000
   Accounts payable and accrued expenses                                    211,000                  232,000
   Real estate taxes payable                                                110,000                  126,000
   Refundable tenant deposits                                                67,000                   75,000
                                                                       ------------             ------------
           Total liabilities                                             10,288,000               10,333,000
Partners' deficit                                                        (3,188,000)              (2,738,000)
                                                                       ------------             ------------
           Total liabilities and partners' deficit                   $    7,100,000                7,595,000
                                                                       ============             ============


                   MAXUS REAL PROPERTY INVESTORS - FOUR, L.P.
                             (A LIMITED PARTNERSHIP)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                           Three Months Ended                Nine Months Ended
                                                        August 31,      August 31,      August 31,       August 31,
                                                           2003            2002           2003              2002

Revenues:
       Rental                                        $   645,000         658,000        1,978,000        1,982,000
       Other                                              57,000          59,000          165,000          181,000
                                                      -----------     ----------       ----------       ----------
           Total revenues                                702,000         717,000        2,143,000        2,163,000
                                                      ----------      ----------       ----------       ----------


Expenses:
       Depreciation and amortization                     160,000         159,000          472,000          463,000
       Repairs and maintenance                            97,000          89,000          240,000          257,000
       Real estate taxes                                  39,000          34,000          123,000          103,000
       Professional fees                                  13,000          59,000           61,000          155,000
       Utilities                                          39,000          57,000          107,000          117,000
       Property management fees - related parties         35,000          50,000          126,000          136,000
       Other                                             139,000         111,000          381,000          341,000
                                                      ----------      ----------       ----------       ----------
              Total expenses                             522,000         559,000        1,510,000        1,572,000
                                                      ----------      ----------        ---------        ---------
              Net operating income                       180,000         158,000          633,000          591,000
                                                      ----------      ----------       ----------       ----------

              Interest
                Interest income                           (1,000)         (7,000)         (15,000)         (27,000)
                Interest expense                         184,000         184,000          553,000          553,000
                                                      ----------      ----------       ----------       ----------
                    Net income (loss)               $     (3,000)        (19,000)          95,000           65,000
                                                      ==========      ==========       ==========       ==========

Net income (loss) allocation:
       General partner                              $        ---             ---            2,000            1,000
       Limited partners                                   (3,000)        (19,000)          93,000           64,000
                                                      ----------      ----------       ----------        ---------
                                                    $     (3,000)        (19,000)          95,000           65,000
                                                      ==========      ==========       ==========        =========
Limited partners' data:
       Net income (loss) per unit                   $       (.26)          (1.58)            8.00             5.28
                                                      ==========      ==========       ==========        =========

Weighted average limited partnership
       units outstanding                                  11,517          12,033           11,624           12,126
                                                      ==========      ==========       ==========        =========


                    MAXUS REAL PROPERTY INVESTORS-FOUR, L.P.
                             (A LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                   Nine Months Ended
                                                                              August 31,        August 31,
                                                                                 2003              2002

Cash flows from operating activities:
    Net income                                                         $      95,000              65,000
    Adjustments to reconcile net income to net
         cash provided by operating activities:
                Depreciation and amortization                                472,000             463,000
                Changes in accounts affecting operations:
                     Accounts receivable                                      (2,000)             30,000
                     Prepaid expenses                                         72,000              34,000
                     Accounts payable and accrued expenses                   (21,000)             43,000
                     Real estate taxes payable                               (16,000)            (33,000)
                     Refundable tenant deposits                               (8,000)            (15,000)
                     Income tax deposit                                        4,000              91,000
                                                                         -----------         -----------
                        Net cash provided by operating activities            596,000             678,000
                                                                         -----------         -----------

Cash flows from investing activities:
         Capital expenditures                                               (226,000)           (262,000)
                                                                         -----------         -----------

Cash flows from financing activities:
         Distributions                                                      (347,000)           (365,000)
         Repurchase of Partnership Units                                    (198,000)           (100,000)
                                                                         -----------         -----------

                        Net cash used in financing activities               (545,000)           (465,000)
                                                                         -----------         -----------

                        Net increase (decrease) in cash
                             and cash equivalents                           (175,000)             49,000

Cash and cash equivalents, beginning of period                               911,000           1,048,000
                                                                         -----------         -----------

Cash and cash equivalents, end of period                               $     736,000             999,000
                                                                         ===========         ===========

Supplemental disclosure of cash flow information -
    cash paid during the period for interest                           $     553,000             553,000
                                                                         ===========         ===========

                    MAXUS REAL PROPERTY INVESTORS-FOUR, L.P.
                            (A LIMITED PARTNERSHIP)
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS
                   NINE MONTHS ENDED AUGUST 31, 2003 AND 2002


(1) Summary of Significant Accounting Policies

Refer to the financial statements of Maxus Real Property Investors - Four, L.P., formerly known as Nooney Real Property Investors - Four, L.P. (the "Partnership" or the "Registrant"), for the year ended November 30, 2002, which are contained in the Partnership's Annual Report on Form 10-KSB, for a description of the accounting policies which have been continued without change. Also, refer to the footnotes to those statements for additional details of the Partnership's financial condition and results of operations. The details in those notes have not changed except as a result of normal transactions in the interim. In the opinion of the general partner, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at August 31, 2003 and for all periods presented have been made. The results for the three and nine month periods ended August 31, 2003 are not necessarily indicative of the results that may be expected for the entire year.

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

(2) Repurchase of Partnership Interests

On May 23, 2003, the Partnership commenced an odd-lot offer to purchase up to 3,468 of the Registrant's limited partnership units from limited partners holding 12 units or fewer (the "Offer"). The Offer expired on June 27, 2003. In connection with the Offer, the Registrant redeemed 135 limited partnership units of the Registrant at $430 per unit. The redemption of units held by one limited partner, totaling 5 units, is being held pending receipt of all necessary documents to satisfy the Registrant's redemption requirements. Previously, the Partnership commenced an odd-lot offer to purchase up to 3,840 of the Registrant's limited partnership units from limited partners holding 12 units or fewer, which expired on December 31, 2002. At that time, the Registrant redeemed 332 limited partnership units at $430 per unit. As a result, as of October 1, 2003 there are 11,461 outstanding limited partnership units.

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

Liquidity and Capital Resources

Cash as of August 31, 2003 was  $736,000,  a decrease of $175,000  from November
30, 2002. Cash provided from operating activities for the nine months ended August 31, 2003 was $596,000, which is $82,000 less than results from the same period in 2002. This decrease is primarily caused by a reduction in the cash received from the IRS in 2003 for the income tax deposit, versus the amounts received in 2002. Investing activities used $226,000 due to investment in property improvements including roof replacements of $62,000 and HVAC and appliance replacements of $90,000. Cash used in financing activities was $545,000, comprised of $347,000 of distributions of $10 per limited partner unit, which were paid in January, April and July of 2003, and $198,000 to repurchase 462 limited partner units.

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

Results of Operations

For the three and nine month periods ended August 31, 2003, the Partnership's revenues were $702,000 and $2,143,000, respectively. Revenues decreased by $15,000 (2.1%) and $20,000 (.9%) respectively for the three and nine-month periods ended August 31, 2003 as compared to the same periods ended August 31, 2002. This decrease was primarily due to an increase in vacancy loss of $15,000 and $24,000 for the three and nine-month periods ended August 31, 2003, respectively.

For the three and nine month periods ended August 31, 2003, the Partnership's operating expenses were $522,000 and $1,510,000, respectively. Expenses decreased by $37,000 (6.6%) for the three-month period ended August 31, 2003 as compared to the same period ended August 31, 2002. The decrease in expenses was primarily due to a decrease in professional fees of $46,000, with $32,000 of the reduction resulting from lower legal fees due to the completion of the Mills case in May 2003. Operating expenses decreased $62,000 (3.9%) for the nine-month period ended August 31, 2003 as compared to the same period ended August 31, 2002. The decrease in expenses was primarily due to a decrease in professional fees of $94,000, which included a $51,000 reduction in legal fees due to the completion of the Mills case in May 2003. The decrease in professional fees was also partially the result of a property tax study completed in 2002. This expense was not recurring in nature and did not recur in 2003. This decrease was offset by an increase in other operating expenses of $40,000 of which $37,000 is due to an increase in property insurance.

Woodhollow was 92% occupied at August 31, 2003. Based on industry information, the average occupancy of the sub-market Woodhollow competes with is in the low to mid 90% range. In 2002, unemployment rose above 6% in the St. Louis area for the first time since 1993. The rate is expected to continue to stay at higher levels until the end of 2003. Interest rates remain low, which normally increases losses of tenants who move out of apartments when they purchase homes. Economic development is expected to continue in St. Louis, with various projects such as new retail developments and an airport expansion being planned. These developments may lead to a decrease in the unemployment rate.

Inflation

The effects of inflation did not have a material impact upon the Registrant's operations in fiscal 2002 or the nine months ended August 31, 2003 and are not expected to materially affect the Registrant's operations in the remainder of 2003.

OFF-BALANCE SHEET ARRANGEMENTS

The Partnership does not have any "off-balance sheet arrangements" as defined in
Item 303 (c) of Regulations S-B promulgated under the Securities Exchange Act of 1934, as amended.

ITEM 3:  CONTROLS AND PROCEDURES

Under the supervision and with the participation of the management of Maxus Capital Corp., including the Partnership's Chief Executive Officer and Chief Financial Officer, the Partnership has established a system of controls and other procedures designed to ensure that information required to be disclosed in its periodic reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. These disclosure controls and procedures have been evaluated under the direction of the Chief Executive Officer and Chief Financial Officer as of August 31, 2003. Based on such evaluations, the Chief Executive Officer and
Chief Financial Officer have concluded that the disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15(e) and Rule 15d-15(e)) are effective. There have been no significant changes in the system of internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation by the Chief Executive Officer and Chief Financial Officer.

PART II.  OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

None


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On May 23, 2003, the Partnership commenced an odd-lot offer to purchase up to 3,468 of the Registrant's limited partnership units from limited partners holding 12 units or fewer (the "Offer"). The Offer expired on June 27, 2003. In connection with the Offer, the Registrant redeemed 135 limited partnership units of the Registrant at $430 per unit. The redemption of units held by one limited partner, totaling 5 units, is being held pending receipt of all necessary documents to satisfy the Registrant's redemption requirements. Previously, the Partnership commenced an odd-lot offer to purchase up to 3,840 of the Registrant's limited partnership units from limited partners holding 12 units or fewer, which expired on December 31, 2002. At that time, the Registrant redeemed 332 limited partnership units at $430 per unit. As a result, as of October 1, 2003 there are 11,461 outstanding limited partnership units.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES


None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


None


ITEM 5.  OTHER INFORMATION

The Board of Directors of the Partnership's general partner (Maxus Capital Corp.) declared cash distributions of $10 per limited partnership unit, payable to holders of record as of January 1, 2003, April 1, 2003, July 1, 2003, and October 1, 2003 that were paid on January 10, 2003, April 10, 2003, July 10, 2003, and will be paid on October 10, 2003 respectively. The Partnership anticipates continuing such quarterly distributions, at least in the near future.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


         (a) Exhibits


             See Exhibit Index on Page 12


         (b) Reports on Form 8-K


             No reports on Form 8-K were filed by the Registrant during the third quarter of 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                MAXUS REAL PROPERTY INVESTORS-FOUR, L.P.
                                By: MAXUS CAPITAL CORP.
                                    General Partner

Dated: October 7, 2003          By: /s/ Danley K. Sheldon
                                    ---------------------
                                    Danley K. Sheldon
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)

Dated: October 7, 2003          By: /s/ John W. Alvey
                                    ---------------------
                                    John W. Alvey
                                    Vice President, Treasurer and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number                              Description

3.1 Amended and Restated Agreement and Certificate of Limited Partnership dated April 7, 1982 is incorporated by reference to the Form 10-K for the year ended November 30, 1999 filed by the Registrant under the Securities Act of 1933 (File No. 000-11023)

3.2 Amendment of Certificate of Limited Partnership dated December 21, 1999 is incorporated by reference to the Form 8-K filed by the Registrant on January 21, 2000 under the Securities Act of 1933 (File No. 000-11023)

31.1 Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002