Form 10KSB
period 2003-11-30
MAXUS REAL PROPERTY INVESTORS FOUR LP
filed 2004-02-12
CIK 700720

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:     November 30, 2003

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to
                                 --------------------       --------------------

                         Commission file number 0-11023
                    MAXUS REAL PROPERTY INVESTORS-FOUR, L.P.
                 (Name of Small Business Issuer in Its Charter)

                  Missouri                           43-125056
         ------------------------                 --------------
     (State or other jurisdiction of             (I.R.S. Employer
      incorporation or organization)             Identification No.)

104 Armour Road, North Kansas City, Missouri          64116
--------------------------------------------          -----
 (Address of principal executive offices)           (Zip Code)

Issuer's telephone number, including area code: (816) 303-4500

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                   Name of each exchange on which registered
--------------------                  -----------------------------------------
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


Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

The registrant's revenues for its most recent fiscal year are $2,842,000.

As of February 4, 2004, the aggregate market value of the Registrant's units of limited partnership interest (which constitute voting securities under certain circumstances) held by non-affiliates of the Registrant was $9,026,000. (The aggregate market value was computed on the basis of the initial selling price of $1,000 per unit of limited partnership interest, using the number of units not beneficially owned on February 4, 2004 by the General Partners or holders of 10% or more of the Registrant's limited partnership units. The initial selling price of $1,000 per unit is not the current market value and the Registrant makes no representation or warranty that $1,000 per unit is in any way reflective of the current market value. Accurate pricing information is not available because the value of the limited partnership units is not determinable since no active secondary market exists, however, Securities and Exchange Commission Rules require disclosure of the aggregate market value of units held by non-affiliates of the Registrant. The characterization of such General Partners and 10% holders as affiliates is for the purpose of this computation only and should not be construed as an admission for any purpose that any such persons are, or other persons not so characterized are not, in fact, affiliates of the Registrant).

PART I

Item 1: Description of Business

This 10-KSB contains forward-looking information(as defined in the Private Securities Litigation Reform Act of 1995) that involves risk and uncertainty, including trends in the real estate investment market, general market conditions, projected leasing and sales, and future prospects for the Partnership. Actual results could differ materially from those contemplated by such statements.

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

Employees
The  Registrant  has  no  employees.   Property   management  services  for  the
Registrant's investment property are provided by Maxus Properties, Inc., ("Maxus"). Maxus employs more than 200 people to manage 44 commercial properties, including more than 6,000 apartment units and approximately 550,000 square feet of retail and office space.

Item 2: Description of Property

Investment Objectives
The Registrant's investment objectives are to invest, on a leveraged basis, in income-producing real properties such as shopping centers, office buildings, apartment complexes/warehouses and other commercial properties. The Registrant originally acquired five real property investments. Presently, the Registrant has disposed of all of the properties except one, Woodhollow Apartments in St. Louis County, Missouri. The Registrant is intended to be self-liquidating and proceeds, if any, from the sale or refinancing of the Registrant's remaining real property investment will not be invested in new properties, but will be distributed to the partners or, at the discretion of the managing General Partner, applied to capital improvements to, or the payment of indebtedness with respect to the existing property, the payment of other expenses or the establishment of reserves.

Description of Real Property
On July 28, l982, the Registrant purchased the Woodhollow Apartments ("Woodhollow"), a 402- unit garden apartment complex located on Dorsett Road in west St. Louis County, Missouri. The complex, which was constructed in phases in l971 and l972, consists of 17 buildings containing one, two and three bedroom apartments. The complex is located on a 26-acre site, which provides paved parking for 707 cars. The purchase price of Woodhollow was $12,665,000. Woodhollow was 89% occupied at November 30, 2003, and 95% occupied at November 30, 2002. The majority of residents execute six to twelve month leases.

Reference is made to Note 2 of Notes to Financial  Statements  filed herewith as
Exhibit 99.1 in response to Item 7 for a description of the mortgage indebtedness secured by the Registrant's real property investment.

The following table sets forth certain information as of November 30, 2003, relating to the property owned by the Registrant.

                                            AVERAGE
                             TOTAL          ANNUALIZED                PRINCIPAL TENANTS
               NUMBER        ANNUALIZED     EFFECTIVE      PERCENT    OVER 10% OF PROPERTY
PROPERTY       OF UNITS      BASE RENT      BASE RENT      LEASED     SQUARE FOOTAGE

Woodhollow     402 Units     $2,645,000     $6,580/unit    89%        None

The managing General Partner believes Woodhollow is adequately covered by insurance and considers the property to be well maintained and sufficient for the Registrant's operations. Projected capital expenditures of approximately $315,000 are planned for 2004. Material projects include HVAC upgrades, office and clubhouse upgrades, roof replacement on two buildings, and miscellaneous interior upgrades.

For tax purposes, Woodhollow is depreciated under the Modified Accelerated Cost Recovery System (MACRS). The largest depreciable component of Woodhollow is the building, which is depreciated, using the straight-line method, over 30 years depending on the date when it was placed in service. The remaining depreciable components of Woodhollow are personal property and land improvements, which are depreciated, using an accelerated method, over 5 and 15 years, respectively. The federal tax basis of Woodhollow for tax depreciation purposes is $575,000 higher than the basis for book depreciation purposes, due to a previous write-down of Woodhollow for book purposes. The realty tax basis is $13,297,000 and real estate taxes paid for the period January 1, 2003 to December 31, 2003 were $158,000.

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

Item 4:  Submission of Matters to a Vote of Security Holders

None

PART II

Item 5: Market For Common Equity And Related Stockholder Matters

As of February 4, 2004, there were 587 record holders of Units in the Registrant. There is no public market for the Units, and it is not anticipated that a public market will develop.

Cash distributions made to the Limited Partners during fiscal 2003 were $40 per unit. Cash distributions paid to the Limited Partners during fiscal 2002 were $40 per unit.

On November 14, 2002 and May 23, 2003, the Registrant commenced odd-lot offers to purchase up to 3,840 and 3,468 of the Registrant's limited partnership units, respectively, from limited partners holding 12 units or fewer (the "Offers"). The Offers expired on December 31, 2002 and June 27, 2003, respectively. In connection with the Offers, the Registrant has redeemed 467 limited partnership units of the Registrant at $430 per unit. The redemption of units held by one limited partner, totaling 5 units, is being held pending receipt of all necessary documents to satisfy the Registrant's redemption requirements.

On November 25, 2003, the Partnership commenced an odd-lot offer to purchase up to 3,887 of the Registrant's limited partnership units from limited partners holding 15 units or fewer (the "Offer"). The Offer expired on December 26, 2003. In connection with the Offer, the Registrant redeemed 90 limited partnership units of the Registrant at $450 per unit. The redemptions of units held by two limited partners, totaling 11 units, are being held pending receipt of all necessary documents to satisfy the Registrant's redemption requirements. As a result, as of February 4, 2004, there are 11,371 outstanding limited partnership units.

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

Results of Property Operations

For the year ended November 30, 2003, the Registrant's revenues were $2,842,000 compared with $2,895,000 for the year ended November 30, 2002. This decline is primarily due to an increase in vacancy and concessions during the year 2003.

The Registrant's expenses were $2,028,000 for the year ended November 30, 2003 as compared to $2,140,000 for the year ended November 30, 2002. The decrease in expenses of $112,000 is attributable to the decrease in professional fees of $119,000 primarily in connection with litigation in previous years with Mills, and also the repurchase of partnership units (as described in "Item 5: Market for Common Equity and Related Stockholder Matters"). The decrease in professional fees was also the result of a property tax study completed in 2002. This expense was not recurring in nature and did not recur in 2003. A decrease in repairs and maintenance expense of $63,000 was due to higher than normal repairs (primarily electrical) in 2002. This decrease was offset by an increase in other expenses (insurance) of $52,000.

Net income for the year ended November 30, 2003 was $94,000 or $7.94 per limited partnership unit as compared to $52,000 or $4.23 per limited partnership unit for 2002. Cash flow provided by operating activities was $757,000 for the year ended November 30, 2003 as compared to $756,000 for 2002.

Woodhollow was 89% occupied on November 30, 2003. Based on industry information, the average occupancy of the sub-market Woodhollow competes with is in the low 90% range. In 2002, unemployment rose above 6% in the St. Louis area for the first time since 1993. The rate is expected to continue to stay at higher levels for the near term. Interest rates remain low, which normally increases losses of tenants who move out of apartments when they purchase homes. Concessions and reduced rents are being used in the market to maintain occupancy. However, vacancies, while still declining slightly, have leveled off somewhat and limited new construction should contribute to a relatively healthy apartment market.

Liquidity and Capital Resources

Cash as of November 30, 2003 is $651,000, a decrease of $260,000 from November 30, 2002. Cash provided from operating activities for year ended November 30, 2003 was $757,000, consistent with November 30, 2002. Investing activities used cash of $333,000, compared to $325,000 for the year ended November 30, 2002. Cash used in financing activities was $684,000, which is $116,000 more than the year ended November 30, 2002. Financing cash outflows included $461,000 of distributions of $40 per limited partner unit, and $23,000 of distributions related to 2002 which were placed in escrow in 2002 pending litigation and paid in 2003 when the litigation was settled, and $200,000 to repurchase 467 limited partner units, compared to $108,000 to repurchase 245 limited partner units in 2002. Cash flows in 2004 are anticipated to be similar to 2003, assuming no significant changes in operations.

During the fiscal year ended November 30, 2003, the Registrant declared and paid four cash distributions of $10 per limited partnership unit each. The distributions were paid January 10th, April 10th, July 10th, and October 10th to holders of record as of January 1st, April 1st, July 1st, and October 1st, 2003 respectively.

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

Transactions with Management and Others

Effective November 10, 1999, Maxus Properties, Inc., an affiliate of the managing General Partner, became the management company for the Registrant's properties. Pursuant to the management contract in place from October 12, 2000 for Woodhollow Apartments, Maxus was entitled to receive monthly compensation of five percent (5.0%) of the monthly gross receipts from the operation of Woodhollow Apartments, for property management and leasing services, plus reimbursement for administrative expenses. During fiscal 2003, the Registrant paid property management fees of $142,000 to Maxus. During fiscal 2002 the Registrant paid property management fees of $145,000 to Maxus.

Partnership management fees of $40,000 per year, provided for in the Partnership Agreement, were payable to the Managing General Partner of the Partnership for the years ended November 30, 2003, and November 30, 2002.

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

Inflation

The effects of inflation did not have a material impact upon the Registrant's operations in fiscal 2003 and are not expected to materially affect the Registrant's operations in 2004.

Off-Balance Sheet Arrangements

The Partnership does not have any "off-balance sheet arrangements" as defined in
Item 303(c) of Regulations S-B promulgated under the Securities Exchange Act of 1934, as amended.

Cautionary Note Regarding Forward-Looking Statements

This Form 10-KSB and other reports and statements filed by us with the Securities and Exchange Commission include certain forward-looking statements. For this purpose any statements contained in this Form 10-KSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, but not limited to, trends in the real estate investment market, general market conditions, projected leasing and sales, and future prospects for the Registrant. Except as required by law, the Registrant undertakes no obligation to announce publicly revisions we make to these forward-looking statements to reflect the effect of events or circumstances that may arise after the date of this report. All written and oral forward-looking statements made subsequent to the date of this report and attributable to us or persons acting on our behalf are expressly qualified in their entirety by this section.

Item 7: Financial Statements

Financial Statements of the Registrant are filed herewith as Exhibit 99.1 and are incorporated herein by reference (see Item 13(a)(1)).

Item 8: Changes  In  And   Disagreements  With  Accountants  On  Accounting  And
        Financial Disclosure

Not applicable

Item 8A: Controls and Procedures

An evaluation was performed with the participation of our management, including the principal executive officer and principal financial officer of the Registrant's managing general partner, of the effectiveness of the Registrant's disclosure controls and procedures (as such terms are defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act). Based on that evaluation, the Registrant's management, including the principal executive officer and principal financial officer of the Registrant's general partner, concluded that the Registrant's disclosure controls and procedures were designed to be and were adequate and effective as of the end of fiscal 2003 to reasonably ensure that information required to be disclosed by the Registrant in the reports that the Registrant files or submits under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

It should be noted that any system of disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any system of disclosure controls and procedures is based in part upon assumptions about the likelihood of future events. Because of these and other inherent limitations of any such system, there can be no assurance that any design will always succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART III

Item 9: Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

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

Neither the Registrant nor the Registrant's managing General Partner has an audit committee or any other committee. Section 3(a) (58) of the Securities Exchange Act of 1934, as amended, provides that if no audit committee exists, the entire board of directors serves as the audit committee.

Mr. Johnson, age 47, is Chairman of Maxus Properties, Inc. ("Maxus"), a Missouri corporation located at 104 Armour Road, North Kansas City, Missouri 64116, that specializes in commercial property management for affiliated owners. Maxus employs more than 200 people to manage 44 commercial properties, including more than 6,000 apartment units and approximately 550,000 square feet of retail and office space. Mr. Johnson is also currently President of KelCor, Inc. ("KelCor"), a Missouri corporation that specializes in the acquisition of commercial real estate.

Mr. Alvey, age 45, is Vice President of Maxus Realty Trust, Inc., a publicly traded real estate investment trust ("MRTI"), Executive Vice President and Chief Financial Officer of Maxus, and Vice President of KelCor.

Mr. Sheldon, age 45, is President, Chief Executive Officer and a member of the Board of Trustees of MRTI. Mr. Sheldon is on the Board of Directors of Blue Cross and Blue Shield of Kansas City, among others.

John J. Nooney is a Special General Partner of the Partnership and as such, does not exercise control of the affairs of the Partnership. John J. Nooney joined Nooney Company in 1958 and was President and Treasurer until he resigned in 1992. We have contacted Mr. Nooney at his last known address with respect to the limited partnership or other companies which have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934 or are subject to the requirement of Section 15(d) of the Act. Based on information provided by Mr. Nooney, management is not aware of any publicly-traded companies of which Mr. Nooney serves as a director or general partner.

The General Partners will continue to serve as General Partners until their withdrawal or their removal from office by the Limited Partners.

Section 16(a) Beneficial Ownership Reporting Compliance

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

To the Registrant's knowledge, based solely on review of the copies of such reports furnished to the Registrant or written representation that no other reports were required, during the year ended November 30, 2003, Insiders complied with all applicable Section 16(a) filing requirements.

Code of Conduct

The managing General Partner's board of directors has adopted a code of conduct for its principal executive officer, principal financial officer, principal accounting officer or controller and/or those persons performing similar functions. The Registrant has filed a copy of this code of conduct as Exhibit
14.1 to this Form 10-KSB.

Item 10: Executive Compensation

Pursuant to the Registrant's limited partnership agreement, the General Partners are entitled to receive one percent (1%) of all of the net operating cash income of the Registrant. In addition, the limited partnership agreement provides that the General Partners are entitled to additional distributions in connection with net extraordinary cash income generated by the Partnership. No cash distributions were paid to the General Partners during the fiscal year 2003 because the Partnership did not generate net operating cash income or net extraordinary cash income. In addition, no direct compensation was paid or payable by the Registrant to directors or officers (the Registrant does not have any directors or officers) for the year ended November 30, 2003. Partnership management fees of $40,000, provided for in the Partnership Agreement, were payable to the managing General Partner of the Registrant for the year ended November 30, 2003. No direct compensation was paid or payable by the Registrant to the directors or officers of the managing general partner for the year ended November 30, 2003.

See Item 12: Certain Relationships and Related Transactions for a discussion of transactions between the Registrant and certain affiliates of the General Partners.

Item 11: Security Ownership Of Certain Beneficial Owners And Management

(a) Security Ownership of Certain Beneficial Owners

The table below sets forth each person or entity that has reported to the Registrant beneficial ownership of more than 5% of the Registrant's limited partner units as of February 4, 2004. The percentage of ownership is based on 11,371 limited partner units outstanding as of February 4, 2004.



Name and Address of                  Amount and Nature of
Beneficial Owner                     Beneficial Ownership           Percentage
------------------                   --------------------           ----------

Bond Purchase, L.L.C.                        2,345                    20.62%
104 Armour Road
North Kansas City, Missouri 64116

Mr. O. Bruce Mills                             777                     6.83%
The B. Mills Corporation
15480 Elk Ridge Lane, #200
Chesterfield, MO 63017-5313

Chris B. Garlich                               773                     6.80%
1610 Des Peres Rd., #370
St. Louis, Missouri 63131

McDowell Foods, Inc.                           700                     6.16%
P.O. Box 1379
Liberty, MO 64069

Everest Investors 12, LLC                      685                     6.02%
199 South Los Robles Avenue, Suite 440
Pasadena, CA 91101


(b) Security Ownership of Management

The table shown below sets forth the number of the Registrant's limited partner units beneficially owned as of February 4, 2004, directly or indirectly, by each general partner and executive officer and all general partners and executive officers as a group.


Name and Address of            Amount and Nature of
Beneficial Owner               Beneficial Ownership(1)            Percentage (2)
----------------               -----------------------            --------------

John J. Nooney (3)                       -0-                             -
P.O. Box 31503
St. Louis, MO 63131-0503



David L. Johnson (4)                    2,345                          20.62%
4217 N. Hickory Lane
Kansas City, MO 64116

John W. Alvey                            -0-                             -
1943 Larkspur
Liberty, MO 64068

Danley K. Sheldon (5)                    -0-                             -
421 N.W. Briarcliff Pkwy.
Kansas City, MO 64116

All general partners and officers       2,345                          20.62%


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

(2) The percentages represent the total number of limited partner units in the adjacent column divided by 11,371, the number of issued and outstanding units of the Registrant on February 4, 2004.

(3) Mr. Nooney, Special General Partner of the Registrant, is not known to the Registrant to be the beneficial owner, either directly or indirectly, of any limited partner units of the Registrant.

(4) Represents units held by Bond Purchase, L.L.C. of which Mr. Johnson, along with his wife, is approximately an 85% owner.

(5) Mr. Sheldon was appointed as a director of the Registrant's managing General Partner effective January 25, 2002.

(c) Changes in Control

There are no arrangements known to the Registrant, the operation of which may at a subsequent date result in a change in control of the Registrant.

Item 12: Certain Relationships And Related Transactions

Effective November 10, 1999, Maxus Properties, Inc., an affiliate of the managing General Partner, became the management company for the Registrant's properties. Pursuant to the management contract in place from October 12, 2000 for Woodhollow Apartments, Maxus was entitled to receive monthly compensation of five percent (5.0%) of the monthly gross receipts from the operation of Woodhollow Apartments, for property management and leasing services, plus reimbursement for administrative expenses. During fiscal 2003, the Registrant paid property management fees of $142,000 to Maxus.

During fiscal 2002 the Registrant paid property management fees of $145,000 to Maxus.

Partnership management fees of $40,000 per year, provided for in the Partnership Agreement, were payable to the managing General Partner of the Partnership for the years ended November 30, 2003, and November 30, 2002.

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

Item 13: Exhibits, Lists And Reports On Form 8-K

(a) The following documents are filed as a part of this report:

(1) Financial Statements (filed herewith as Exhibit 99.1):

               Independent Auditors' Report

               Balance sheets as of November 30, 2003 and 2002

               Statements  of  operations for  the years ended November 30, 2003 and 2002

               Statements  of partners' deficit for the years ended November 30,
                   2003 and 2002

               Statements  of  cash  flows for the years ended November 30, 2003 and 2002

               Notes to financial statements

(2) Exhibits:
               A list of exhibits required to be filed as part of this report on Form 10-KSB is set forth in the Exhibit Index, which immediately precedes such exhibits, and is incorporated herein by reference.

(b) Reports on Form 8-K:

               No reports on Form 8-K were filed by the Registrant since the end of the third quarter of 2003.

Item 14: Principal Accountant Fees and Services

Principal Accountant Fees and Services disclosure is effective for filings related to fiscal years ended after December 15, 2003, and therefore is not applicable to this filing.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              MAXUS REAL PROPERTY INVESTORS-FOUR, L.P.
                              By:   MAXUS CAPITAL CORP.
                              (Managing General Partner)


                              By:      /s/ Danley K. Sheldon
                              --------------------------------------
                              Danley K. Sheldon
                              President, Chief Executive Officer and
                              Director

                              Date:    February 12, 2004
                                    ----------------------

In accordance with the Exchange Act, this report has been signed below on February 12, 2004 by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                              /s/ Danley K. Sheldon
                              -------------------------------------
                              Danley K. Sheldon
                              President, Chief Executive Officer
                              and Director of Maxus Capital Corp.


                              /s/ John W. Alvey
                              ------------------------------------
                              John W. Alvey
                              Vice President, Treasurer, Chief Financial Officer and Director of Maxus Capital Corp.


                              /s/ David L. Johnson
                              -------------------------------------
                              David L. Johnson
                              Vice President and Director of Maxus Capital Corp.

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

14.1 Maxus Real Property Investors-Four, L.P. Code of Conduct

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

99.1 Financial Statements

For address changes, name changes and changes in registration contact our Transfer Agent:

Phoenix American Financial Services, Inc.
2401 Kerner Boulevard
San Rafael, CA 94901-5529

(415) 256-8462

The following information is available to Limited Partners without charge upon written request to:

Maxus Real Property Investors - Four, L.P.
Attn:  Dee Ann Klusman
P.O. Box 34729 North Kansas City, Missouri 64116:

Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. Form 10-KSB is available in March.

Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission. Forms 10-QSB are available in April, July and October.