Form 10QSB
period 2004-02-29
MAXUS REAL PROPERTY INVESTORS FOUR LP
filed 2004-04-13
CIK 700720

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)

 X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---
ACT OF 1934

For the quarter period ended  February 29, 2004
                              -----------------
                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ To  ______________

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

                                 (816) 303-4500
                (Issuer's telephone number, including area code)



Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]    No [ ]

                                      INDEX


                                                                            Page
PART - I   FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS:
               Balance Sheets                                                 3
               Statements of Operations                                       4
               Statements of Cash Flows                                       5

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
               OF OPERATION                                                   7

ITEM 3.    CONTROLS AND PROCEDURES                                            8

PART - II  OTHER INFORMATION                                                  9

ITEM 1.    LEGAL PROCEEDINGS                                                  9
ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS                          9
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES                                    9
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                9
ITEM 5.    OTHER INFORMATION                                                  9
ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                                   9


SIGNATURES                                                                   10
EXHIBIT INDEX                                                                11

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   MAXUS REAL PROPERTY INVESTORS - FOUR, L.P.
                             (A LIMITED PARTNERSHIP)
                                 BALANCE SHEETS

                                                                        February 29,             November 30,
                                                                            2004                     2003
                                                                        (Unaudited)
ASSETS:
Investment property
   Land                                                              $    1,014,000                1,014,000
   Buildings and improvements                                            16,399,000               16,273,000
                                                                        -----------              -----------
                                                                         17,413,000               17,287,000
   Less accumulated depreciation                                         11,237,000               11,080,000
                                                                        -----------              -----------
           Total investment property                                      6,176,000                6,207,000

Cash and cash equivalents                                                   477,000                  651,000
Prepaid expenses                                                             47,000                   60,000
Deferred expenses, less accumulated amortization                             70,000                   72,000
Accounts receivable                                                           1,000                      ---
Income tax deposit                                                           14,000                   14,000
                                                                        -----------              -----------
           Total assets                                              $    6,785,000                7,004,000
                                                                        ===========              ===========

LIABILITIES AND PARTNERS' DEFICIT:
Liabilities:
   Mortgage notes payable                                            $    9,900,000                9,900,000
   Accounts payable and accrued expenses                                    247,000                  228,000
   Real estate taxes payable                                                 46,000                  144,000
   Refundable tenant deposits                                                60,000                   60,000
                                                                        -----------              -----------
           Total liabilities                                             10,253,000               10,332,000
Partners' deficit                                                        (3,468,000)              (3,328,000)
                                                                        -----------              -----------
           Total liabilities and partners' deficit                   $    6,785,000                7,004,000
                                                                        ===========              ===========

                   MAXUS REAL PROPERTY INVESTORS - FOUR, L.P.
                             (A LIMITED PARTNERSHIP)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                            Three Months Ended
                                                                       February 29,     February 28,
                                                                          2004              2003
Revenues:
       Rental                                                        $   653,000          682,000
       Other                                                              48,000           50,000
                                                                       ---------        ---------
           Total revenues                                                701,000          732,000
                                                                       ---------        ---------

Expenses:
       Depreciation and amortization                                     160,000          156,000
       Repairs and maintenance                                            69,000           72,000
       Real estate taxes                                                  69,000           37,000
       Professional fees                                                  23,000           28,000
       Utilities                                                          44,000           28,000
       Property management fees - related parties                         45,000           43,000
       Other                                                              94,000          104,000
                                                                       ---------        ---------
              Total operating expenses                                   504,000          468,000
                                                                       ---------        ---------
              Net operating income                                       197,000          264,000
                                                                       ---------        ---------
              Interest
                Interest income                                           (1,000)          (3,000)
                Interest expense                                         184,000          184,000
                                                                       ---------        ---------
                    Net income                                       $    14,000           83,000
                                                                       =========        =========

Net income allocation:
       General partner                                               $       ---            1,000
       Limited partners                                                   14,000           82,000
                                                                       ---------        ---------
                                                                     $    14,000           83,000
                                                                       =========        =========
Limited partners' data:
       Net income per unit                                           $      1.22             6.97
                                                                       =========        =========
Weighted average limited partnership
       units outstanding                                                  11,430           11,764
                                                                       =========        =========

                    MAXUS REAL PROPERTY INVESTORS-FOUR, L.P.
                             (A LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  Three Months Ended
                                                                             February 29,       February 28,
                                                                                2004               2003

Cash flows from operating activities:
    Net income                                                         $      14,000              83,000
    Adjustments to reconcile net income to net
         cash provided by operating activities:
                Depreciation and amortization                                160,000             156,000
                Changes in accounts affecting operations:
                     Accounts receivable                                      (1,000)                ---
                     Prepaid expenses                                         13,000              13,000
                     Accounts payable and accrued expenses                    19,000             (54,000)
                     Real estate taxes payable                               (98,000)           (103,000)
                     Refundable tenant deposits                                  ---              (1,000)
                     Deferred expenses                                        (1,000)                ---
                                                                           ---------           ---------
                        Net cash provided by operating activities            106,000              94,000
                                                                           ---------           ---------

Cash flows from investing activities:
         Capital expenditures                                               (126,000)            (27,000)
                                                                           ---------           ---------

Cash flows from financing activities:
         Distributions                                                      (114,000)           (118,000)
         Repurchase of Partnership Units                                     (40,000)           (142,000)
                                                                           ---------           ---------

                        Net cash used in financing activities               (154,000)           (260,000)
                                                                           ---------           ---------

                        Net decrease in cash
                             and cash equivalents                           (174,000)           (193,000)

Cash and cash equivalents, beginning of period                               651,000             911,000
                                                                           ---------           ---------

Cash and cash equivalents, end of period                               $     477,000             718,000
                                                                           =========           =========

Supplemental disclosure of cash flow information -
    cash paid during the period for interest                           $     184,000             184,000
                                                                           =========           =========


                    MAXUS REAL PROPERTY INVESTORS-FOUR, L.P.
                             (A LIMITED PARTNERSHIP)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
           THREE MONTHS ENDED FEBRUARY 29, 2004 AND FEBRUARY 28, 2003


(1) Summary of Significant Accounting Policies

Refer to the financial statements of Maxus Real Property Investors - Four, L.P., formerly known as Nooney Real Property Investors - Four, L.P. (the "Partnership" or the "Registrant"), for the year ended November 30, 2003, which are contained in the Partnership's Annual Report on Form 10-KSB, for a description of the accounting policies which have been continued without change. Also, refer to the footnotes to those statements for additional details of the Partnership's financial condition and results of operations. The details in those notes have not changed except as a result of normal transactions in the interim. In the opinion of the general partner, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at February 29, 2004 and for all periods presented have been made. The results for the three-month period ended February 29, 2004 are not necessarily indicative of the results that may be expected for the entire year.

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

(2) Repurchase of Partnership Interests

On November 25, 2003, the Partnership commenced an odd-lot offer to purchase up to 3,887 of the Registrant's limited partnership units from limited partners holding 15 units or fewer (the "Offer"). The Offer expired on December 26, 2003. In connection with the Offer, the Registrant redeemed 90 limited partnership units of the Registrant at $450 per unit. The redemptions of units held by 2 limited partners, totaling 10 units, are being held pending receipt of all necessary documents to satisfy the Registrant's redemption requirements. As a result, as of April 9, 2004, there are 11,371 outstanding limited partnership units.

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

CRITICAL ACCOUNTING POLICIES

Refer to the Financial Statements of the Partnership for the year ended November 30, 2003, which are contained in the Partnership's Annual Report in Form 10-KSB, for a description of the accounting policies, which have been continued without change, unless otherwise noted herein.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash as of February 29, 2004 was $477,000, a decrease of $174,000 from November 30, 2003. Cash provided from operating activities for the three months ended February 29, 2004 was $106,000, which is comparable to results from the same period in 2003. Investing activities used $126,000 primarily due to a renovation of the clubhouse for $96,000 along with other investments in property improvements including carpet, flooring, HVAC and appliance replacements. Cash used in financing activities was $154,000, comprised of $114,000 of distributions of $10 per limited partner unit, which were paid in January 2004, and $40,000 to repurchase 90 limited partner units.

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

RESULTS OF OPERATIONS

For the three-month period ended February 29, 2004, the Partnership's revenues were $701,000. Revenues decreased by $31,000 (4.2%) for the three-month period ended February 29, 2004 as compared to the same period in 2003. This decrease was due primarily to an increase in net concessions and vacancy loss of $26,000.

For the three-month period ended February 29, 2004, the Partnership's operating expenses were $504,000. Expenses increased by $36,000 (7.7%) for the three-month period ended February 29, 2004 as compared to the same period in 2003. The increase in expenses was primarily due to an increase in real estate taxes of $32,000.

Woodhollow was 93% occupied at February 29, 2004, as compared to 94% as of February 28, 2003. Based on industry information, the average occupancy of the sub-market Woodhollow competes with is in the low to mid 90% range. Interest rates remain low, which normally increases losses of tenants who move out of apartments when they purchase homes.

INFLATION

The effects of inflation did not have a material impact upon the Registrant's operations in fiscal 2003 or the three months ended February 29, 2004 and are not expected to materially affect the Registrant's operations in the remainder of 2004.

OFF-BALANCE SHEET ARRANGEMENTS

The Partnership does not have any "off-balance sheet arrangements" as defined in
Item 303 (c) of Regulations S-B promulgated under the Securities Exchange Act of 1934, as amended.

ITEM 3:  CONTROLS AND PROCEDURES

Under the supervision and with the participation of the management of Maxus Capital Corp., including the Partnership's Chief Executive Officer and Chief Financial Officer, the Partnership has established a system of controls and other procedures designed to ensure that information required to be disclosed in its periodic reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. These disclosure controls and procedures have been evaluated under the direction of the Chief Executive Officer and Chief Financial Officer as of February 29, 2004. Based on such evaluations, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15(e) and Rule 15d-15(e)) are effective. There have been no significant changes in the system of internal controls or in other factors that could significantly affect internal controls subsequent to the evaluation by the Chief Executive Officer and Chief Financial Officer.

PART II.  OTHER INFORMATION

ITEM 1:   LEGAL PROCEEDINGS

None

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

On November 25, 2003, the Partnership commenced an odd-lot offer to purchase up to 3,887 of the Registrant's limited partnership units from limited partners holding 15 units or fewer (the "Offer"). The Offer expired on

December 26, 2003. In connection with the Offer, the Registrant redeemed 90 limited partnership units of the Registrant at $450 per unit. The redemptions of units held by 2 limited partners, totaling 10 units, are being held pending receipt of all necessary documents to satisfy the Registrant's redemption requirements. As a result, as of April 9, 2004, there are 11,371 outstanding limited partnership units.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

The Board of Directors of the Partnership's general partner (Maxus Capital Corp.) declared cash distributions of $10 per limited partnership unit, payable to holders of record as of January 1, 2004, April 1, 2004, that were paid on January 10, 2004 and April 9, 2004 respectively. The Partnership anticipates, subject to continued performance and availability of funds, continuing such quarterly distributions, at least in the near future.

On March 29, 2004, Everest Properties II, LLC a California limited liability company ("Everest"), commenced a tender offer to purchase up to 570 units of limited partnership interests ("Units") of the Registrant at a cash purchase price of $500 per Unit, less the amount of distributions made to limited partners after the date of the offer and less any transfer fees imposed by the Registrant for each transfer, upon the terms and subject to the conditions set forth in Everest's Offer to Purchase for Cash dated March 29, 2004. On April 9, 2004, the Registrant filed a response on Schedule 14D-9 with the Securities and Exchange Commission ("SEC") and sent a letter to the Registrant's limited partners in which the Registrant expressed no opinion and is remaining neutral toward Everest's tender offer. For more information regarding Everest's tender offer or the Registrant's response, the SEC maintains a world wide web site at http://www.sec.gov that includes Everest's and the Registrant's electronic filings with respect to the tender offer.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


         (a) Exhibits


              See Exhibit Index on Page 12


         (b) Reports on Form 8-K


               No reports on Form 8-K were filed by the Registrant during the first quarter of 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              MAXUS REAL PROPERTY INVESTORS-FOUR, L.P.
                              By: MAXUS CAPITAL CORP.
                                  General Partner

Dated: April 9, 2004        By:     /s/ Danley K. Sheldon
                                    ------------------------------
                                    Danley K. Sheldon
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)

Dated: April 9, 2004        By:     /s/ John W. Alvey
                                    ------------------------------
                                    John W. Alvey
                                    Vice President, Treasurer and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

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