Form 10QSB
period 2004-05-31
MAXUS REAL PROPERTY INVESTORS FOUR LP
filed 2004-07-02
CIK 700720

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)

   X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
------  EXCHANGE ACT OF 1934


For the quarter period ended         May 31, 2004
                                    -------------

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ------ EXCHANGE ACT OF 1934

For the transition period from                To
                                ------------      ------------

                        Commission file number 000-11023

                     MAXUS REAL PROPERTY INVESTORS-FOUR, L.P.
                     ---------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Missouri                                     43-1250566
      -----------------                             -----------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

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

                                      INDEX


                                                                            Page
PART I -   FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS:
               Balance Sheets                                                 3
               Statements of Operations                                       4
               Statements of Cash Flows                                       5

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
               OF OPERATION                                                   7

ITEM 3.    CONTROLS AND PROCEDURES                                            9

PART II -  OTHER INFORMATION                                                  9

ITEM 1.    LEGAL PROCEEDINGS                                                  9
ITEM 2.    CHANGES IN SECURITIES AND
           SMALL BUSINESS ISSUER PURCHASE OF EQUITY SECURITIES                9
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES                                    9
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                9
ITEM 5.    OTHER INFORMATION                                                 10
ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K                                  10


SIGNATURES                                                                   11
EXHIBIT INDEX                                                                12

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   MAXUS REAL PROPERTY INVESTORS - FOUR, L.P.
                             (A LIMITED PARTNERSHIP)
                                 BALANCE SHEETS

                                                                            May 31,              November 30,
                                                                             2004                    2003
                                                                         (Unaudited)
ASSETS:
Investment property
   Land                                                              $    1,014,000                1,014,000
   Buildings and improvements                                            16,549,000               16,273,000
                                                                       ------------              -----------
                                                                         17,563,000               17,287,000
   Less accumulated depreciation                                         11,396,000               11,080,000
                                                                       ------------              -----------
           Total investment property                                      6,167,000                6,207,000

Cash and cash equivalents                                                   401,000                  651,000
Prepaid expenses                                                            124,000                   60,000
Deferred expenses, less accumulated amortization                             67,000                   72,000
Accounts receivable                                                         252,000                      ---
Income tax deposit                                                           14,000                   14,000
                                                                       ------------              -----------
           Total assets                                              $    7,025,000                7,004,000
                                                                       ============              ===========

LIABILITIES AND PARTNERS' DEFICIT:
Liabilities:
   Mortgage notes payable                                            $    9,900,000                9,900,000
   Accounts payable and accrued expenses                                    550,000                  228,000
   Real estate taxes payable                                                 91,000                  144,000
   Refundable tenant deposits                                                56,000                   60,000
                                                                       ------------              -----------
           Total liabilities                                             10,597,000               10,332,000
Partners' deficit                                                        (3,572,000)              (3,328,000)
                                                                       ------------              -----------
           Total liabilities and partners' deficit                   $    7,025,000                7,004,000
                                                                       ============              ===========


                   MAXUS REAL PROPERTY INVESTORS - FOUR, L.P.
                             (A LIMITED PARTNERSHIP)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                           Three Months Ended               Six Months Ended
                                                         May 31,         May 31,         May 31,          May 31,
                                                          2004            2003            2004             2003

Revenues:
       Rental                                        $   639,000         651,000        1,292,000        1,333,000
       Other                                              45,000          57,000           93,000          108,000
                                                      ----------      ----------       ----------       ----------
           Total revenues                                684,000         708,000        1,385,000        1,441,000
                                                      ----------      ----------       ----------       ----------


Expenses:
       Depreciation and amortization                     161,000         156,000          321,000          312,000
       Repairs and maintenance                            68,000          71,000          137,000          143,000
       Real estate taxes                                  46,000          48,000          115,000           84,000
       Professional fees                                  26,000          20,000           49,000           48,000
       Utilities                                          36,000          40,000           80,000           68,000
       Property management fees - related parties         44,000          47,000           89,000           91,000
       Other                                             110,000         139,000          204,000          242,000
                                                      ----------      ----------       ----------       ----------
              Total expenses                             491,000         521,000          995,000          988,000
                                                      ----------      ----------       ----------       ----------
              Net operating income                       193,000         187,000          390,000          453,000
                                                      ----------      ----------       ----------       ----------

              Interest
                Interest income                           (5,000)        (12,000)          (6,000)         (14,000)
                Interest expense                         185,000         184,000          369,000          369,000
                                                      ----------      ----------       ----------       ----------
                    Net income                      $     13,000          15,000           27,000           98,000
                                                      ==========      ==========       ==========       ==========

Net income allocation:
       General partner                              $        ---             ---              ---            2,000
       Limited partners                                   13,000          15,000           27,000           96,000
                                                      ----------      ----------       ----------       ----------
                                                    $     13,000          15,000           27,000           98,000
                                                      ==========      ==========       ==========       ==========
Limited partners' data:
       Net income per unit                          $       1.14            1.29             2.37             8.22
                                                      ==========      ==========       ==========       ==========

Weighted average limited partnership
       units outstanding                                  11,367          11,596           11,398           11,679
                                                      ==========      ==========       ==========       ==========



                    MAXUS REAL PROPERTY INVESTORS-FOUR, L.P.
                             (A LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                    Six Months Ended
                                                                                May 31,           May 31,
                                                                                 2004              2003

Cash flows from operating activities:
    Net income                                                         $      27,000              98,000
    Adjustments to reconcile net income to net
         cash provided by operating activities:
                Depreciation and amortization                                321,000             312,000
                Changes in accounts affecting operations:
                     Accounts receivable                                    (252,000)                ---
                     Prepaid expenses                                        (64,000)             53,000
                     Accounts payable and accrued expenses                   322,000               1,000
                     Real estate taxes payable                               (53,000)            (55,000)
                     Refundable tenant deposits                               (4,000)             (4,000)
                                                                         -----------         -----------
                     Net cash provided by operating activities               297,000             405,000
                                                                         -----------         -----------

Cash flows from investing activities:
         Capital expenditures                                               (276,000)           (130,000)
                                                                         -----------         -----------

Cash flows from financing activities:
         Distributions                                                      (227,000)           (232,000)
         Repurchase of Partnership Units                                     (44,000)           (142,000)
                                                                         -----------         -----------

                        Net cash used in financing activities               (271,000)           (374,000)
                                                                         -----------         -----------

                        Net decrease in cash
                             and cash equivalents                           (250,000)            (99,000)

Cash and cash equivalents, beginning of period                               651,000             911,000
                                                                         -----------         -----------

Cash and cash equivalents, end of period                             $       401,000             812,000
                                                                         ===========         ===========

Supplemental disclosure of cash flow information -
    cash paid during the period for interest                         $       369,000             368,000
                                                                         ===========         ===========


                    MAXUS REAL PROPERTY INVESTORS-FOUR, L.P.
                             (A LIMITED PARTNERSHIP)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
                 SIX MONTHS ENDED MAY 31, 2004 AND MAY 31, 2003


(1) Summary of Significant Accounting Policies

Refer to the financial statements of Maxus Real Property Investors - Four, L.P., formerly known as Nooney Real Property Investors - Four, L.P. (the "Partnership" or the "Registrant"), for the year ended November 30, 2003, which are contained in the Partnership's Annual Report on Form 10-KSB, for a description of the accounting policies which have been continued without change. Also, refer to the footnotes to those statements for additional details of the Partnership's financial condition and results of operations. The details in those notes have not changed except as a result of normal transactions in the interim. In the opinion of the general partner, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at May 31, 2004 and for all periods presented have been made. The results for the periods ended May 31, 2004 are not necessarily indicative of the results that may be expected for the entire year.

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

(2) Repurchase of Partnership Interests

On November 25, 2003, the Partnership commenced an odd-lot offer to purchase up to 3,887 of the Partnership's limited partnership units from limited partners holding 15 units or fewer (the "Offer"). The Offer expired on December 26, 2003. In connection with the Offer, the Partnership redeemed 95 limited partnership units of the Partnership at $450 per unit. The Partnership also redeemed an additional 5 units from a previous odd-lot offer, which had been pending the receipt of complete documentation. As a result, as of June 15, 2004, there are 11,361 outstanding limited partnership units.

On June 14, 2004, the Partnership commenced an odd-lot offer to purchase up to 4,874 of the Partnership's limited partnership units from limited partners holding 25 units or fewer (the "June Offer") at $507 per unit. The June Offer expires on July 16, 2004 unless extended.

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

Investment property is depreciated over its estimated useful life of 30 years using the straight-line method. Furnishings and appliances are depreciated over periods ranging from 5 to 7 years using the straight-line method.

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

The Partnership follows the provisions of Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". The Partnership assesses the carrying value of its long-lived asset whenever events or changes in circumstances indicate that the carrying amount of the underlying asset may not be recoverable. Certain factors that may occur and indicate that an impairment exists include, but are not limited to: significant underperformance relative to projected future operating results; significant changes in the manner of the use of the asset; and significant adverse industry or market economic trends. If the carrying value of the property may not be recoverable based upon the existence of one or more of the above indicators of impairment, management measures the impairment based on projected discounted cash flows using a discount rate determined by management to be commensurate with the risk inherent in the property, compared to the property's current carrying value.

Liquidity and Capital Resources

Cash as of May 31, 2004 was $401,000, a decrease of $250,000 from November 30, 2003. Cash provided from operating activities for the six months ended May 31, 2004 was $297,000, a decrease of $108,000 from the same period in 2003. An accounts payable for a contract related to the fire damage of $262,000 is offset by an accounts receivable for estimated insurance proceeds related to the fire damage of $252,000. Investing activities used $276,000 primarily due to a renovation of the clubhouse for $103,000 and pool and deck improvements for $40,000 along with other investments in property improvements including carpet, flooring, HVAC and appliance replacements. Cash used in financing activities was $271,000, comprised primarily of $227,000 of distributions of $10 per limited partner unit, which were paid in each of January 2004 and April 2004.

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

RESULTS OF OPERATIONS

For the three and six month periods ended May 31, 2004, the Partnership's revenues were $684,000 and $1,385,000, respectively. Revenues decreased by $24,000 (3.4%) and $56,000 (3.9%) respectively for the three and six-month periods ended May 31, 2004 as compared to the same periods ended May 31, 2003. This decrease was primarily due to an increase in vacancy loss of $18,000 and $41,000 for the three and six-month periods ended May 31, 2004, respectively.

For the three and six month periods ended May 31, 2004, the Partnership's operating expenses were $491,000 and $995,000, respectively. Expenses decreased by $30,000 (5.8%) for the three-month period ended May 31, 2004 as compared to the same period ended May 31, 2003. The decrease in expenses was primarily due to a decrease in other expenses of $29,000. Expenses for the six-month period ended May 31, 2004 are comparable to those for the same period ended May 31, 2003.

Woodhollow was 88% occupied at May 31, 2004, as compared to 94% as of May 31, 2003. Twenty-two (22) units, or approximately 5% of the property, are vacant due to the fire described below. Based on industry information, the average occupancy of the sub-market Woodhollow competes with is in the low to mid 90% range. Interest rates remain low, which normally increases losses of tenants who move out of apartments when they purchase homes.

On April 16, 2004, Woodhollow incurred a fire in one building. The damage was limited to the 22 units in that building. Management estimates that the damages are covered by insurance, less a $10,000 deductible. The insurance policy also covers loss of rents and management is currently in discussions with the insurance company as to the amount of rental loss the partnership will be reimbursed for. Management believes that the repairs will be completed in September 2004, and the units will be available for rental at that time.

INFLATION

The effects of inflation did not have a material impact upon the Registrant's operations in fiscal 2003 or the six months ended May 31, 2004 and are not expected to materially affect the Registrant's operations in the remainder of 2004.

OFF-BALANCE SHEET ARRANGEMENTS

The Partnership does not have any "off-balance sheet arrangements" as defined in
Item 303 (c) of Regulations S-B promulgated under the Securities Exchange Act of 1934, as amended.

ITEM 3:  CONTROLS AND PROCEDURES

Under the supervision and with the participation of the management of Maxus Capital Corp., including the Partnership's Chief Executive Officer and Chief Financial Officer, the Partnership has established a system of controls and other procedures designed to ensure that information required to be disclosed in its periodic reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. These disclosure controls and procedures have been evaluated under the direction of the Chief Executive Officer and Chief Financial Officer as of May 31, 2004. Based on such evaluations, the Chief Executive Officer and Chief Financial Officer have concluded that the disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15(e) and Rule 15d-15(e)) are effective. There has been no change in internal control over financial reporting that has materially affected or is reasonably likely to materially affect, the Partnership's internal control over financial reporting during the period covered by this report.

PART II.  OTHER INFORMATION

ITEM 1:   LEGAL PROCEEDINGS

None

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

On November 25, 2003, the Partnership commenced an odd-lot offer to purchase up to 3,887 of the Partnership's limited partnership units from limited partners holding 15 units or fewer (the "Offer"). The Offer expired on December 26, 2003. In connection with the Offer, the Partnership redeemed 95 limited partnership units of the Partnership at $450 per unit. The Partnership also redeemed an additional 5 units from a previous odd-lot offer, which had been pending the receipt of complete documentation. As a result, as of June 15, 2004, there are 11,361 outstanding limited partnership units.

On June 14, 2004, the Partnership commenced an odd-lot offer to purchase up to 4,874 of the Partnership's limited partnership units from limited partners holding 25 units or fewer (the "June Offer") at $507 per unit. The June Offer expires on July 16, 2004 unless extended.

Equity Repurchases for Quarter Ended May 31, 2004:

                                                                                                Maximum Number
                                                                                                (or Approximate
                                                                          Total Number of       Dollar Value) of
                                               Average      Total         Units Purchased       Units That May
Equity Security                                Price        Number        As Part of Publicly   Yet Be Purchased
Repurchased By               Period of         Paid         of Units      Announced             Under the Plans
Partnership                  Repurchase        Per Unit     Purchased     Plans or Programs     Or Programs
-------------------------    --------------    --------     ---------     -------------------   ----------------
Limited Partnership Units    3/1/04-3/31/04       ---          ---               ---                  ---
Limited Partnership Units    4/1/04-4/30/04      $450            5               ---                  ---
Limited Partnership Units    5/1/04-5/31/04      $430            5               ---                  ---
                                                            ---------     -------------------   ----------------
                                                                10               ---                  ---


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

The Board of Directors of the Partnership's general partner (Maxus Capital Corp.) declared cash distributions of $10 per limited partnership unit, payable to holders of record as of January 1, April 1, and July 1, 2004, that were paid on January 10, and April 10, 2004, and are payable on July 10, 2004, respectively. The Partnership anticipates, subject to continued performance and availability of funds, continuing such quarterly distributions, at least in the near future.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


         (a) Exhibits


             See Exhibit Index on Page 12


         (b) Reports on Form 8-K


             No reports on Form 8-K were filed by the Registrant during the second quarter of 2004.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              MAXUS REAL PROPERTY INVESTORS-FOUR, L.P.
                              By:   MAXUS CAPITAL CORP.
                                    General Partner

Dated: July 1, 2004           By:   /s/ David L. Johnson
                                    --------------------
                                    David L. Johnson
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)

Dated: July 1, 2004           By:   /s/ John W. Alvey
                                    --------------------
                                    John W. Alvey
                                    Vice President, Treasurer and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

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