Form 10QSB
period 2004-08-31
MAXUS REAL PROPERTY INVESTORS FOUR LP
filed 2004-10-06
CIK 700720

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)

   X    QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR 15(d) OF THE SECURITIES
------  EXCHANGE ACT OF 1934

For the quarter period ended         August 31, 2004
                                 -----------------------

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ------ EXCHANGE ACT OF 1934

For the transition period from                  To
                               ------------         ------------

                        Commission file number 000-11023
                                               ---------

                    MAXUS REAL PROPERTY INVESTORS-FOUR, L.P.
                    ----------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Missouri                                     43-1250566
-------------------------------                         ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

               104 Armour Road, North Kansas City, Missouri 64116
               --------------------------------------------------
                    (Address of principal executive offices)

                                 (816) 303-4500
                                 --------------
                           (Issuer's telephone number)




Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]             No [ ]

                                      INDEX


                                                                            Page
PART I -   FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS:
               Balance Sheets                                                 3
               Statements of Operations                                       4
               Statements of Cash Flows                                       5

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
               OF OPERATION                                                   7

ITEM 3.    CONTROLS AND PROCEDURES                                            9

PART II -  OTHER INFORMATION                                                  9

ITEM 1.    LEGAL PROCEEDINGS                                                  9
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS        9
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES                                    9
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                9
ITEM 5.    OTHER INFORMATION                                                  9
ITEM 6.    EXHIBITS                                                          10


SIGNATURES                                                                   11
EXHIBIT INDEX                                                                12

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   MAXUS REAL PROPERTY INVESTORS - FOUR, L.P.
                             (A LIMITED PARTNERSHIP)
                                 BALANCE SHEETS

                                                                          August 31,            November 30,
                                                                             2004                   2003
                                                                         (Unaudited)
                                                                         -----------            -----------
ASSETS:
Investment property
   Land                                                              $    1,014,000                1,014,000
   Buildings and improvements                                            16,660,000               16,273,000
                                                                       ------------             ------------
                                                                         17,674,000               17,287,000
   Less accumulated depreciation                                         11,551,000               11,080,000
                                                                       ------------             ------------
           Total investment property                                      6,123,000                6,207,000

Cash and cash equivalents                                                   379,000                  651,000
Prepaid expenses                                                             82,000                   60,000
Deferred expenses, less accumulated amortization                             65,000                   72,000
Accounts receivable                                                          35,000                      ---
Income tax deposit                                                           17,000                   14,000
                                                                       ------------             ------------
           Total assets                                              $    6,701,000                7,004,000
                                                                       ============             ============

LIABILITIES AND PARTNERS' DEFICIT:
Liabilities:
   Mortgage notes payable                                            $    9,900,000                9,900,000
   Accounts payable and accrued expenses                                    360,000                  228,000
   Real estate taxes payable                                                126,000                  144,000
   Refundable tenant deposits                                                56,000                   60,000
                                                                       ------------             ------------
           Total liabilities                                             10,442,000               10,332,000
Partners' deficit                                                        (3,741,000)              (3,328,000)
                                                                       ------------             ------------
           Total liabilities and partners' deficit                   $    6,701,000                7,004,000
                                                                       ============             ============


                   MAXUS REAL PROPERTY INVESTORS - FOUR, L.P.
                             (A LIMITED PARTNERSHIP)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                           Three Months Ended               Nine Months Ended
                                                           ------------------               -----------------
                                                        August 31,      August 31,      August 31,       August 31,
                                                          2004            2003           2004               2003
                                                          ----            ----           ----               ----

Revenues:
       Rental                                        $   622,000         645,000        1,914,000        1,978,000
       Other                                              47,000          57,000          140,000          165,000
                                                      ----------      ----------       ----------       ----------
           Total revenues                                669,000         702,000        2,054,000        2,143,000
                                                      ----------      ----------       ----------       ----------


Expenses:
       Depreciation and amortization                     158,000         160,000          479,000          472,000
       Repairs and maintenance                            68,000          97,000          205,000          240,000
       Real estate taxes                                  34,000          39,000          149,000          123,000
       Professional fees                                  25,000          13,000           74,000           61,000
       Utilities                                          29,000          39,000          109,000          107,000
       Property management fees - related parties         44,000          35,000          133,000          126,000
       Other                                             151,000         139,000          355,000          381,000
                                                      ----------      ----------       ----------       ----------
              Total expenses                             509,000         522,000        1,504,000        1,510,000
                                                      ----------      ----------       ----------       ----------
              Net operating income                       160,000         180,000          550,000          633,000
                                                      ----------      ----------       ----------       ----------

              Interest:
                Interest income                          (20,000)         (1,000)         (26,000)         (15,000)
                Interest expense                         184,000         184,000          553,000          553,000
                                                      ----------      ----------       ----------       ----------
                    Net income                      $     (4,000)         (3,000)          23,000           95,000
                                                      ==========      ==========       ==========       ==========

Net income allocation:
       General partner                              $        ---             ---              ---            2,000
       Limited partners                                   (4,000)         (3,000)          23,000           93,000
                                                      ----------      ----------       ----------       ----------
                                                    $     (4,000)         (3,000)          23,000           95,000
                                                      ==========      ==========       ==========       ==========
Limited partners' data:
       Net income per unit                          $       (.35)           (.26)            2.02             8.00
                                                      ==========      ==========       ==========       ==========

Weighted average limited partnership
       units outstanding                                  11,313          11,517           11,370           11,624
                                                      ==========      ==========       ==========       ==========


                    MAXUS REAL PROPERTY INVESTORS-FOUR, L.P.
                             (A LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  Nine Months Ended
                                                                            August 31,          August 31,
                                                                               2004                2003

Cash flows from operating activities:
    Net income                                                         $      23,000              95,000
    Adjustments to reconcile net income to net
         cash provided by operating activities:
                Depreciation and amortization                                479,000             472,000
                Changes in accounts affecting operations:
                     Accounts receivable                                     (35,000)             (2,000)
                     Prepaid expenses                                        (22,000)             72,000
                     Accounts payable and accrued expenses                   132,000             (21,000)
                     Real estate taxes payable                               (18,000)            (16,000)
                     Refundable tenant deposits                               (4,000)             (8,000)
                     Income tax deposit                                       (3,000)              4,000
                                                                         -----------          ----------
                     Net cash provided by operating activities               552,000             596,000
                                                                         -----------          ----------

Cash flows from investing activities:
         Capital expenditures                                               (387,000)           (226,000)
                                                                         -----------          ----------

Cash flows from financing activities:
         Distributions                                                      (342,000)           (347,000)
         Repurchase of Partnership Units                                     (95,000)           (198,000)
                                                                         -----------          ----------
                      Net cash used in financing activities                 (437,000)           (545,000)
                                                                         -----------          ----------

                      Net decrease in cash
                             and cash equivalents                           (272,000)           (175,000)

Cash and cash equivalents, beginning of period                               651,000             911,000
                                                                         -----------          ----------

Cash and cash equivalents, end of period                               $     379,000             736,000
                                                                         ===========          ==========

Supplemental disclosure of cash flow information -
    cash paid during the period for interest                           $     553,000             553,000
                                                                         ===========          ==========

                    MAXUS REAL PROPERTY INVESTORS-FOUR, L.P.
                             (A LIMITED PARTNERSHIP)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
              NINE MONTHS ENDED AUGUST 31, 2004 AND AUGUST 31, 2003


(1) Summary of Significant Accounting Policies

Refer to the financial statements of Maxus Real Property Investors - Four, L.P., formerly known as Nooney Real Property Investors - Four, L.P. (the "Partnership" or the "Registrant"), for the year ended November 30, 2003, which are contained in the Partnership's Annual Report on Form 10-KSB, for a description of the accounting policies which have been continued without change. Also, refer to the footnotes to those statements for additional details of the Partnership's financial condition and results of operations. The details in those notes have not changed except as a result of normal transactions in the interim. In the opinion of the general partner, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at August 31, 2004 and for all periods presented have been made. The results for the periods ended August 31, 2004 are not necessarily indicative of the results that may be expected for the entire year.

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

(2) Repurchase of Partnership Interests

On November 25, 2003 the Partnership commenced an odd-lot offer to purchase up to 3,887 of the Partnership's limited partnership units. In connection with the offer, the Partnership redeemed 95 limited partnership units at $450 per unit. On June 14, 2004, the Partnership commenced an odd-lot offer to purchase up to 4,874 of the Partnership's limited partnership units from limited partners holding 25 units or fewer (the "June Offer") at $507 per unit. The June Offer expired on July 16, 2004. In connection with the offer, the Partnership redeemed 100 units of the Partnership at $507 per unit during the quarter ended August 31, 2004. As of August 31, 2004 there were 11,256 outstanding limited partnership units.










                  (Remainder of page left intentionally blank)

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

Liquidity and Capital Resources

Cash and cash equivalents as of August 31, 2004 was $379,000, a decrease of $272,000 from November 30, 2003. Cash provided from operating activities for the nine months ended August 31, 2004 was $552,000, comparable with the same period in 2003. Investing activities used $387,000 primarily due to a renovation of the clubhouse for $108,000 and pool and deck improvements for $45,000 along with other investments in property improvements including carpet, flooring, HVAC and appliance replacements of $178,000. Cash used in financing activities was $437,000, comprised primarily of $342,000 of distributions of $10 per limited partner unit, which were paid in each of January, April, and July 2004, and $95,000 to repurchase 195 limited partner units.

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

Results of Operations

For the three and nine month periods ended May 31, 2004, the Partnership's revenues were $669,000 and $2,054,000, respectively. Revenues decreased by $33,000 (4.7%) and $89,000 (4.2%) respectively for the three and nine-month periods ended August 31, 2004 as compared to the same periods ended August 31, 2003. This decrease was primarily due to an increase in vacancy loss of $40,000 and $81,000 for the three and nine-month periods ended August 31, 2004, respectively.

For the three and nine month periods ended August 31, 2004, the Partnership's operating expenses were $509,000 and $1,504,000, respectively. Expenses for the three and nine month periods ended August 31, 2004 are comparable in total to the same periods ended August 31, 2003. However, several expense categories had offsetting increases or decreases caused by changes in several expenses within those categories significant only as a whole.

Woodhollow was 89% occupied at August 31, 2004, as compared to 92% as of August 31, 2003. Twenty-two (22) units, or approximately 5% of the property, are vacant due to the fire described below. Based on industry information, the average occupancy of the sub-market Woodhollow competes with is in the low to mid 90% range. Interest rates remain low, which normally increases losses of tenants who move out of apartments when they purchase homes.

On April 16, 2004, Woodhollow incurred a fire in one building. The damage was limited to the 22 units in that building. Management estimates that most of the damages (estimated to be $260,000) are covered by insurance, less a $10,000 deductible and approximately $10,000 of make-ready expenses. The insurance policy also covers loss of rents and management is currently in discussions with the insurance company as to the amount of rental loss the partnership will be reimbursed for. Management believes that the repairs were substantially completed in September 2004, and the units will be available for rental after inspection by the city is complete in early October.

Inflation

The effects of inflation did not have a material impact upon the Registrant's operations in fiscal 2003 or the nine months ended August 31, 2004 and are not expected to materially affect the Registrant's operations in the remainder of 2004.

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

PART II.  OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

None

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Equity Repurchases for Quarter Ended August 31, 2004:

                                                                                                Maximum Number
                                                                                                (or Approximate
                                                                          Total Number of       Dollar Value) of
                                               Average      Total         Units Purchased       Units That May
Equity Security                                Price        Number        As Part of Publicly   Yet Be Purchased
Repurchased By               Period of         Paid         of Units      Announced             Under the Plans
Partnership                  Repurchase        Per Unit     Purchased     Plans or Programs     Or Programs
-------------------------    --------------    --------     ---------     -----------------     ----------------
Limited Partnership Units    6/1/04-6/30/04        ---         ---               ---                  ---
Limited Partnership Units    7/1/04-7/31/04       $507         100               ---                  ---
Limited Partnership Units    8/1/04-8/31/04        ---         ---               ---                  ---
                                                            ---------     -----------------     ----------------
                                                               100               ---                  ---

On June 14, 2004, the Partnership commenced an odd-lot offer to purchase up to 4,874 of the Partnership's limited partnership units from limited partners holding 25 units or fewer (the "June Offer") at $507 per unit. The June Offer expired on July 16, 2004. In connection with the offer, the Partnership redeemed 100 units of the Partnership at $507 per unit during the quarter ended August 31, 2004. As a result, as of August 31, 2004 there were 11,256 outstanding limited partnership units.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

The Board of Directors of the Partnership's general partner (Maxus Capital Corp.) declared cash distributions of $10 per limited partnership unit, payable to holders of record as of January 1, April 1, July 1, and October 1, 2004, that were paid on January 10, April 10, July 10, 2004, and are payable on October 10, 2004, respectively. The Partnership anticipates, subject to continued performance and availability of funds, continuing such quarterly distributions, at least in the near future.

ITEM 6.  EXHIBITS

         See Exhibit Index on Page 12

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               MAXUS REAL PROPERTY INVESTORS-FOUR, L.P.
                               By:  MAXUS CAPITAL CORP.
                                    General Partner

Dated: October 04, 2004        By:  /s/ David L. Johnson
                                    --------------------
                                    David L. Johnson
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)

Dated: October 04, 2004        By:  /s/ John W. Alvey
                                    --------------------
                                    John W. Alvey
                                    Vice President, Treasurer and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

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