Form 10KSB
period 2004-11-30
MAXUS REAL PROPERTY INVESTORS FOUR LP
filed 2005-02-08
CIK 700720

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended: November 30, 2004

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    --------------

                        Commission file number 000-11023

                    MAXUS REAL PROPERTY INVESTORS-FOUR, L.P.
           (Name of small business issuer as specified in its charter)

           Missouri                                            43-1250566
-------------------------------                             ----------------
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


Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

The registrant's revenues for its most recent fiscal year are $2,741,000.

As of February 1, 2005, the aggregate market value of the Registrant's units of limited partnership interest (which constitute voting securities under certain circumstances) held by non-affiliates of the Registrant was $8,889,000. (The aggregate market value was computed on the basis of the initial selling price of $1,000 per unit of limited partnership interest, using the number of units not beneficially owned on February 4, 2004 by the General Partners or holders of 10% or more of the Registrant's limited partnership units. The initial selling price of $1,000 per unit is not the current market value and the Registrant makes no representation or warranty that $1,000 per unit is in any way reflective of the current market value. Accurate pricing information is not available because the value of the limited partnership units is not determinable since no active secondary market exists, however, Securities and Exchange Commission Rules require disclosure of the aggregate market value of units held by non-affiliates of the Registrant. The characterization of such General Partners and 10% holders as affiliates is for the purpose of this computation only and should not be construed as an admission for any purpose that any such persons are, or other persons not so characterized are not, in fact, affiliates of the Registrant).

PART I
Item 1: Description of Business

This 10-KSB contains forward-looking information (as defined in the Private Securities Litigation Reform Act of 1995) that involves risk and uncertainty, including trends in the real estate investment market, general market conditions, projected leasing and sales, and future prospects for the Partnership. Actual results could differ materially from those contemplated by such statements. (See Item 6).

Maxus Real Property Investors-Four, L.P. (formerly known as Nooney Real Property Investors-Four, L.P.) (the "Registrant" or the "Partnership") is a limited partnership formed under the Missouri Uniform Limited Partnership Law on February 9, 1982, to invest, on a leveraged basis, in income-producing real properties such as shopping centers, office buildings, apartment complexes, office/warehouses and other commercial properties. The Registrant originally acquired five real property investments. Between 1990 and 1993, the Registrant disposed of three properties, two by sale and one by deed in lieu of foreclosure. In 2000, Cobblestone Court Shopping Center in Burnsville, Minnesota was sold. Presently, the Registrant owns one property, Woodhollow Apartments in St. Louis County, Missouri. For information respecting this asset and revenue and income therefrom, see Exhibit 99 Financial Statements, which is filed herewith and is incorporated by reference. (See Item 13(a)(1)).

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

Employees
The  Registrant  has  no  employees.   Property   management  services  for  the
Registrant's investment property are provided by Maxus Properties, Inc., ("Maxus"). Maxus employs more than 200 people to manage 43 commercial properties, including more than 6,500 apartment units and approximately 400,000 square feet of retail and office space.

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

Description of Real Property
On July 28, l982, the Registrant purchased the Woodhollow Apartments ("Woodhollow"), a 402-unit garden apartment complex located on Dorsett Road in west St. Louis County, Missouri. The complex, which was constructed in phases in l971 and l972, consists of 17 buildings containing one, two and three bedroom apartments. The complex is located on a 26-acre site, which provides paved parking for 707 cars. The purchase price of Woodhollow was $12,665,000. Woodhollow was 88% occupied at November 30, 2004, and 89% occupied at November 30, 2003. The majority of residents execute six to twelve month leases.

Reference is made to Note 3 of Notes to Financial  Statements  filed herewith as
Exhibit 99 in response to Item 7 for a description of the mortgage indebtedness secured by the Registrant's real property investment.

The following table sets forth certain information as of November 30, 2004, relating to the property owned by the Registrant.

                                                AVERAGE
                              TOTAL             ANNUALIZED                          PRINCIPAL TENANTS
               NUMBER         ANNUALIZED        EFFECTIVE          PERCENT          OVER 10% OF PROPERTY
PROPERTY       OF UNITS       BASE RENT         BASE RENT          LEASED           SQUARE FOOTAGE

Woodhollow     402 Units      $2,592,000        $6,448/unit        88%              None


The managing General Partner believes Woodhollow is adequately covered by insurance and considers the property to be well maintained and sufficient for the Registrant's operations. Projected capital expenditures of approximately $347,000 are planned for 2005. Material projects include HVAC upgrades, deck and patio replacements, roof replacement on two buildings, and miscellaneous interior upgrades.

For tax purposes, Woodhollow is depreciated under the Modified Accelerated Cost Recovery System (MACRS). The largest depreciable component of Woodhollow is the building, which is depreciated, using the straight-line method, over 30 years depending on the date when it was placed in service. The remaining depreciable components of Woodhollow are personal property and land improvements, which are depreciated, using an accelerated method, over 5 and 15 years, respectively. The federal tax basis of Woodhollow for tax depreciation purposes is $575,000 higher than the basis for book depreciation purposes, due to a previous write-down of Woodhollow for book purposes. The realty tax basis is $13,297,000 and real estate taxes paid for the period January 1, 2004 to December 31, 2004 were $185,000.

Item 3: Legal Proceedings

None

Item 4:  Submission of Matters to a Vote of Security Holders

None

PART II

Item 5: Market For Common Equity And Related Stockholder Matters

As of February 1, 2005, there were 554 record holders of Units in the Registrant. There is no public market for the Units, and it is not anticipated that a public market will develop.

Cash distributions made to the unit holders during fiscal 2004 were $40 per unit. Cash distributions paid to the unit holders during fiscal 2003 were $40 per unit.

On May 23, 2003, the Registrant commenced an odd-lot offer to purchase up to 3,468 of the Registrant's limited partnership units from unit holders holding 12 units or fewer (the "May Offer"). The May Offer expired on June 27, 2003. In connection with the May Offer, the Registrant redeemed 135 and 5 limited partnership units of the Registrant at $430 per unit in 2003 and 2004, respectively.

On November 25, 2003 the Partnership commenced an odd-lot offer to purchase up to 3,887 of the Partnership's limited partnership units (the "November Offer"). In connection with the November Offer, the Partnership redeemed 95 limited partnership units at $450 per unit.

Equity Repurchases for Quarter Ended November 30, 2004:                                            Maximum Number
                                                                                                   (or Approximate
                                                                           Total Number of         Dollar Value) of
                                                Average      Total         Units Purchased         Units That May
Equity Security                                 Price        Number        As Part of Publicly     Yet Be Purchased
Repurchased By                Period of         Paid         of Units      Announced               Under the Plans
Partnership                   Repurchase        Per Unit     Purchased     Plans or Programs       Or Programs
-------------------------     ----------------  --------     ---------     -----------------       -----------------
Limited Partnership Units     9/1/04-9/30/04      $507          12               ---                      ---
Limited Partnership Units     10/1/04-10/31/04     ---          ---              ---                      ---
Limited Partnership Units     11/1/04-11/30/04     ---          ---              ---                      ---
                                                             ---------     -----------------       -----------------
                                                                12               ---                      ---

On June 14, 2004, the Partnership commenced an odd-lot offer to purchase up to 4,874 of the Partnership's limited partnership units from limited partners holding 25 units or fewer (the "June Offer") at $507 per unit. The June Offer expired on July 16, 2004. In connection with the June Offer, the Partnership redeemed 112 units of the Partnership at $507 per unit in 2004, including 12 units of the Partnership redeemed in the fourth quarter of 2004. As of November 30, 2004 there were 11,249 outstanding limited partnership units.

Item 6: Management's Discussion And Analysis or Plan of Operation

Cautionary Note Regarding Forward-Looking Statements

This Form 10-KSB and other reports and statements filed by us with the Securities and Exchange Commission include certain forward-looking statements based upon assumptions by the Registrant's management. For this purpose any statements contained in this Form 10-KSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "estimate" or "continue" or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially from the results anticipated in these forward-looking statements due to a variety of factors, including, but not limited to, trends in the real estate investment market, general market conditions, projected leasing and sales, and future prospects for the Registrant. Except as required by law, the Registrant undertakes no obligation to announce publicly revisions we make to these forward-looking statements to reflect the effect of events or circumstances that may arise after the date of this report. All written and oral forward-looking statements made subsequent to the date of this report and attributable to us or persons acting on our behalf are expressly qualified in their entirety by this section.

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

Description of Business

Overview

The Partnership currently operates one apartment community. The last commercial building was sold in 2000. Cash is primarily generated by renting apartment units to tenants, or securing loans with the Partnership's assets. Cash is used primarily to pay operating expenses (repairs and maintenance, payroll, utilities, taxes, and insurance), make capital expenditures for property improvements, repay principal and interest on outstanding loans or to pay cash distributions to unit holders. The key performance indicators for revenues are occupancy rates and rental rates. Revenues are also impacted by concessions (discounts) offered as rental incentives. The key performance indicator for operating expenses is total operating expense per apartment unit. A significant change in the turnover rate of rental units can also cause a significant change in operating expenses. Management also evaluates total taxes, utilities and insurance rates for each property.

General economic trends that management evaluates include construction of apartment units (supply), unemployment rates, job growth, and interest rates (demand). The apartment industry is sensitive to extremely low interest rates, which tend to increase home ownership and decrease apartment occupancy rates. The apartment industry is also sensitive to increased unemployment rates, which tend to cause possible renters to double up in a unit or share a non-rental dwelling with relatives or acquaintances. New construction in an area with low occupancy rates can cause a further decline in occupancy or rental rates.

Economic trends appear to indicate that interest rates have bottomed out. It also appears that unemployment rates are beginning to decline, with job growth beginning to rise. If these trends are correct and if the trends continue, the Partnership believes it should be able to begin reducing concessions, raising rental rates and increasing occupancy, which should improve revenues. In such case, the Partnership believes variable operating expenses will tend to increase, but fixed expense coverage would improve.

Results of Property Operations

For the year ended November 30, 2004, the Registrant's revenues were $2,741,000 compared with $2,842,000 for the year ended November 30, 2003. Revenues decreased by $101,000 (3.6%) as compared to the same period ended November 30, 2003. This decline is primarily due to an increase in vacancy of $104,000 and an increase in concessions of $22,000. The increase in vacancy is primarily due to the fire described below, and is offset by an insurance reimbursement of $30,000 (included in other income) for loss of rents due to the fire.

The Registrant's operating expenses were $2,032,000 for the year ended November 30, 2004 as compared to $2,028,000 for the year ended November 30, 2003. Operating expenses increased by $4,000 (0.2%) as compared to the same period ended November 30, 2003. The increase in expenses of $4,000 is primarily attributable to an increase in real estate taxes of $27,000, offset by a decrease in repairs and maintenance expense (apartment turnover costs) of $19,000, and a decrease in other expenses of $18,000. The turnover costs were lower than 2003 due primarily to the bathrooms and kitchens in several units being updated in 2003, causing 2003 costs to be higher than normal. In addition, the 22 units which were out of service for seven (7) months resulted in a decrease in the number of rental units turned over during 2004.

Net income for the year ended November 30, 2004 was $50,000 or $4.32 per limited partnership unit as compared to net income of $94,000 or $7.94 per limited partnership unit for 2003. Cash flow provided by operating activities was $773,000 for the year ended November 30, 2004 as compared to $716,000 for 2003.

Woodhollow was 88% occupied at November 30, 2004, as compared to 89% as of November 30, 2003. Twenty-two (22) units, or approximately 5% of the property, were vacant due to the fire described below. Based on industry information, the average occupancy of the sub-market Woodhollow competes with is in the upper 80% to low 90% range. Tenants lost to home purchases have declined recently. Most competitors are offering up to one free month rent, and there are no new competitors in the area.

On April 16, 2004, Woodhollow incurred a fire in one building. The damage was limited to the 22 units in that building. Management estimates that most of the damages (estimated to be $310,000) are covered by insurance, less a $10,000 insurance deductible and additional make-ready expenses of approximately $10,000. The insurance policy also covers loss of rents and the insurance company has agreed to pay $30,000 towards the amount of rental loss sustained by the Partnership. The repairs were substantially completed in September 2004, and the units were available for rental after inspection by the city was completed in October 2004. See Note 2 of the Notes to Financial Statements for discussion of the gain on involuntary conversion recognized as a result of the fire.

Liquidity and Capital Resources

Cash and cash equivalents as of November 30, 2004 is $278,000, a decrease of $208,000 from November 30, 2003. Cash provided from operating activities for year ended November 30, 2004 was $773,000, comparable to $716,000 from the year ended November 30, 2003. The effect of an account receivable for the remaining insurance proceeds of $110,000 is offset by an accounts payable of $71,000 to the contractor who performed the fire repairs. Accounts payable includes $148,000 of partner distributions payable. Investing activities used cash of $426,000, compared to $333,000 for the year ended November 30, 2003. Cash used in financing activities was $555,000, which is $129,000 less than the year ended November 30, 2003. Investing activities used $426,000 primarily due to a renovation of the clubhouse for $108,000 and pool and deck improvements for $45,000 along with other investments in property improvements including carpet, flooring, HVAC and appliance replacements of $220,000. Financing cash outflows included $453,000 of distributions of $40 per limited partner unit, and $102,000 to repurchase 212 limited partner units, compared to $200,000 to repurchase 467 limited partner units in 2003. Operating cash flows in 2005 are anticipated to be similar to 2004, assuming no significant changes in operations.

During the fiscal year ended November 30, 2004, the Registrant declared and paid four cash distributions of $10 per limited partnership unit each. The distributions were paid January 10th, April 10th, July 10th, and October 10th to holders of record as of January 1st, April 1st, July 1st, and October 1st, 2004 respectively. On January 11, 2005, the Registrant's managing General Partner determined the amount of the Registrant's working capital is not sufficient at this time to support making a distribution. The managing General Partner will continue to review the Registrant's working capital each quarter.

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

Transactions with Management and Others

Effective November 10, 1999, Maxus, an affiliate of the managing General Partner, became the management company for the Registrant's properties. Pursuant to the management contract in place from October 12, 2000 for Woodhollow Apartments, Maxus is entitled to receive monthly compensation of five percent (5.0%) of the monthly gross receipts from the operation of Woodhollow Apartments, for property management and leasing services, plus reimbursement for administrative expenses. During fiscal 2004, the Registrant paid property management fees of $137,000 to Maxus. During fiscal 2003 the Registrant paid property management fees of $142,000 to Maxus.

Partnership management fees of $40,000 per year, provided for in the Partnership Agreement, were payable to the Managing General Partner of the Partnership for the years ended November 30, 2004, and November 30, 2003.

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

Inflation

The effects of inflation did not have a material impact upon the Registrant's operations in fiscal 2004 and are not expected to materially affect the Registrant's operations in 2005.

Off-Balance Sheet Arrangements

The Partnership does not have any "off-balance sheet arrangements" as defined in
Item 303(c) of Regulations S-B promulgated under the Securities Exchange Act of 1934, as amended.

Item 7:  Financial Statements

Financial Statements of the Registrant are filed herewith as Exhibit 99 and are incorporated herein by reference (see Item 13(a)(1)).

Item 8: Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

Not applicable

Item 8A: Controls and Procedures

The Registrant's managing general partner, including its principal executive officer and principal financial officer, after evaluating the design and effectiveness of the Registrant's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this report (the "Evaluation Date"), have concluded that as of the Evaluation Date, the

Registrant's disclosure controls and procedures were adequately designed and operating effectively to ensure that material information relating to the Registrant would be made known to them by others within the Registrant, particularly during the period in which this Form 10-KSB Annual Report was being prepared.

There has been no change in the Registrant's internal control over financial reporting during its most recent fiscal year that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Item 8B: Other Information

Not applicable.

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

The three members of the board of directors of Maxus Capital Corp. are David L. Johnson, Danley K. Sheldon, and John W. Alvey. The executive officers are Mr. Johnson, President and Chief Executive Officer, and Mr. Alvey, Vice President and Chief Financial Officer.

Neither the Registrant nor the Registrant's managing General Partner has an audit committee or any other committee. Section 3(a) (58) of the Securities Exchange Act of 1934, as amended, provides that if no audit committee exists, the entire board of directors serves as the audit committee.

Mr. Johnson, age 48, is Chairman of the Board, President, Chief Executive Officer, and a Trustee of Maxus Realty Trust, Inc., a publicly traded real estate investment trust ("MRTI"), Chairman of Maxus Properties, Inc. ("Maxus"), a Missouri corporation located at 104 Armour Road, North Kansas City, Missouri 64116, that specializes in commercial property management for affiliated owners. Maxus employs more than 200 people to manage 43 commercial properties, including more than 6,500 apartment units and approximately 400,000 square feet of retail and office space. Mr. Johnson is also currently President of KelCor, Inc. ("KelCor"), a Missouri corporation that specializes in the acquisition of commercial real estate.

Mr. Alvey, age 46, is Vice President and Chief Financial and Accounting Officer of MRTI, Executive Vice President and Chief Financial Officer of Maxus and Vice President of KelCor.

Mr. Sheldon, age 46, is a member of the Board of Trustees of MRTI. Mr. Sheldon is on the Board of Directors of Blue Cross and Blue Shield of Kansas City, among others.

John J. Nooney is a Special General Partner of the Partnership and as such, does not exercise control of the affairs of the Partnership. John J. Nooney joined Nooney Company in 1958 and was President and Treasurer until he resigned in 1992. We have contacted Mr. Nooney at his last known address with respect to the limited partnership or other companies which have a class of securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934 or are subject to the requirement of Section 15(d) of the Act. Based on information provided by Mr. Nooney, management is not aware of any publicly traded companies of which Mr. Nooney serves as a director or general partner.

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

Audit Committee

The Registrant does not have an audit committee. The members of the managing General Partner's board of directors act as the audit committee. The Registrant does not have independent board members or an audit committee financial expert because the Registrant is too small to afford the expense. The Registrant's business does not support the increased expense of compensating independent individuals to serve in these capacities.

Item 10: Executive Compensation

Pursuant to the Registrant's limited partnership agreement, the General Partners are entitled to receive one percent (1%) of all of the net operating cash income of the Registrant. In addition, the limited partnership agreement provides that the General Partners are entitled to additional distributions in connection with net extraordinary cash income generated by the Partnership. No cash distributions were paid to the General Partners during the fiscal year 2004 because the Partnership did not generate net operating cash income or net extraordinary cash income. In addition, no direct compensation was paid or payable by the Registrant to directors or officers (the Registrant does not have any directors or officers) for the year ended November 30, 2004. Partnership management fees of $40,000, provided for in the Partnership Agreement, were payable to the managing General Partner of the Registrant for the year ended November 30, 2004. No direct compensation was paid or payable by the Registrant to the directors or officers of the managing general partner for the year ended November 30, 2004.

See Item 12: Certain Relationships and Related Transactions for a discussion of transactions between the Registrant and certain affiliates of the General Partners.

Item 11: Security Ownership Of Certain Beneficial Owners And Management

(a) Security Ownership of Certain Beneficial Owners

The table below sets forth each person or entity (other than officers or directors) that has reported to the Registrant beneficial ownership of more than 5% of the Registrant's limited partner units as of February 1, 2005. The percentage of ownership is based on 11,249 limited partner units outstanding as of February 1, 2005.

Name and Address of                         Amount and Nature of
Beneficial Owner                            Beneficial Ownership           Percentage
----------------                            --------------------           ----------

Bond Purchase, L.L.C.                              2,350                     20.89%
104 Armour Road
North Kansas City, Missouri 64116

Mr. O. Bruce Mills                                   777                      6.91%
The B. Mills Corporation
15480 Elk Ridge Lane, #200
Chesterfield, MO 63017-5313

Chris B. Garlich                                     773                      6.87%
1610 Des Peres Rd., #370
St. Louis, Missouri 63131

McDowell Foods, Inc.                                 700                      6.22%
P.O. Box 1379
Liberty, MO 64069

Everest Investors 12, LLC                            685                      6.09%
199 South Los Robles Avenue, Suite 440
Pasadena, CA 91101

(b) Security Ownership of Management

The table shown below sets forth the number of the Registrant's limited partner units beneficially owned as of February 1, 2005, directly or indirectly, by each general partner and executive officer and all general partners and executive officers as a group.


Name and Address of                        Amount and Nature of
Beneficial Owner                           Beneficial Ownership (1)       Percentage (2)
----------------                           ------------------------       --------------

John J. Nooney (3)                                   -0-                        -
P.O. Box 31503
St. Louis, MO 63131-0503

David L. Johnson (4)                                2,360                    20.98%
4217 N. Hickory Lane
Kansas City, MO 64116

John W. Alvey                                        -0-                        -
1943 Larkspur
Liberty, MO 64068

Danley K. Sheldon                                    -0-                        -
421 N.W. Briarcliff Pkwy.
Kansas City, MO 64116

All general partners and officers                   2,360                    20.98%


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

(2) The percentages represent the total number of limited partner units in the adjacent column divided by 11,249, the number of issued and outstanding units of the Registrant on February 1, 2005.

(3) Mr. Nooney, Special General Partner of the Registrant, is not known to the Registrant to be the beneficial owner, either directly or indirectly, of any limited partner units of the Registrant.

(4) Represents units held by Bond Purchase, L.L.C. of which Mr. Johnson, along with his wife, is approximately an 85% owner, and 10 units held by Paco Development, L.L.C. of which Mr. Johnson's wife is the indirect beneficial owner.

(c) Changes in Control

There are no arrangements known to the Registrant, the operation of which may at a subsequent date result in a change in control of the Registrant.

Item 12: Certain Relationships And Related Transactions

Effective November 10, 1999, Maxus Properties, Inc., an affiliate of the managing General Partner, became the management company for the Registrant's properties. Pursuant to the management contract in place from October 12, 2000 for Woodhollow Apartments, Maxus is entitled to receive monthly compensation of five percent (5.0%) of the monthly gross receipts from the operation of Woodhollow Apartments, for property management and leasing services, plus reimbursement for administrative expenses. During fiscal 2004, the Registrant paid property management fees of $137,000 to Maxus. During fiscal 2003 the Registrant paid property management fees of $142,000 to Maxus.

Partnership management fees of $40,000 per year, provided for in the Partnership Agreement, were payable to the managing General Partner of the Partnership for the years ended November 30, 2004, and November 30, 2003.

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

Item 13: Exhibits, Lists And Reports On Form 8-K

(a) The following documents are filed as a part of this report:

(1) Financial Statements (filed herewith as Exhibit 99.1):

          Report of Independent Registered Public Accounting Firm

          Balance sheets as of November 30, 2004 and 2003

          Statements  of  operations  for the years ended  November 30, 2004 and
          2003

          Statements of partners' deficit for the years ended November 30, 2004 and 2003

          Statements  of cash flows for the years  ended  November  30, 2004 and
          2003

          Notes to financial statements

(2) Exhibits:

          A list of exhibits required to be filed as part of this report on Form 10-KSB is set forth in the Exhibit Index, which immediately precedes such exhibits, and is incorporated herein by reference.

(b) Reports on Form 8-K:

          A Form 8-K was filed by the Registrant on January 11, 2005 (Item 7.01)
          reporting   the   Registrant's   decision  not  to  make  a  quarterly
          distribution in the first quarter of 2005.

Item 14: Principal Accountant Fees and Services

The members of the managing General Partner's board of directors act as the Registrant's audit committee. The policy of the managing General Partner's board of directors is to pre-approve all audit services and all permitted non-audit services (including the fees and terms thereof) to be provided by the Registrant's independent auditor; provided, however, pre-approval requirements for non-audit services are not required if all such services (1) do not aggregate to more than five percent of total revenues paid by the Registrant to its accountant in the fiscal year when services are provided; (2) were not recognized as non-audit services at the time of the engagement; and (3) are promptly brought to the attention of the management General Partner's board and approved by the board prior to the completion of the audit.

All of KPMG's fees described below were approved in advance by the managing General Partner's board.

                            Audit and Non-Audit Fees

                                                         2004              2003
                                                         ----              ----
         Audit Fees (1)                           $    16,250            16,250
         Audit-Related Fees (2)                           ---               ---
         Tax Fees (3)                                  10,950             8,800
         All Other Fees (4)                               ---               ---
                                                      -------           -------
         Total                                         27,200            25,050
                                                      =======           =======

(1)  Audit Fees

Audit fees relate to professional services rendered in connection with the audit of the Partnership's annual financial statements, quarterly review of financial statements included in the Partnership's Forms 10-Q, and audit services provided in connection with other statutory and regulatory filings.

(2)  Audit - Related Fees

Audit-related fees include professional services related to the audit of the Partnership's financial statements, consultation on accounting standards or transactions, and audits of employee benefit plans.

(3) Tax Fees

Professional services were rendered by KPMG LLP for tax compliance, tax advice and tax planning. These fees relate to services performed with regard to federal and state tax compliance, fixed asset depreciation analysis, information reporting consultation, distribution characterization analysis and general miscellaneous tax consulting. The Registrant does not engage KPMG to perform personal tax services for its executive officers.

(4)  All Other Fees

KPMG LLP did not bill any fees to the Partnership for any services other than those described under the preceding three captions during the years ended December 31, 2004 and December 31, 2003.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    MAXUS REAL PROPERTY INVESTORS-FOUR, L.P.
                                    By:    MAXUS CAPITAL CORP.
                                           (Managing General Partner)


                                    By:    /s/ David L. Johnson
                                           --------------------
                                           David L. Johnson
                                           President and Chief Executive Officer
                                           of Maxus Capital Corp.
                                           (Principal Executive Officer)


                                    Date:  February 4, 2005
                                           ----------------

In accordance with the Exchange Act, this report has been signed below on February 4, 2005 by the following persons on behalf of the Registrant and in the capacities indicated.

                                            /s/ David L. Johnson
                                            ------------------------
                                            David L. Johnson
                                            President, Chief Executive Officer
                                            and Director of Maxus Capital Corp.

                                            /s/ John W. Alvey
                                            ------------------------
                                            John W. Alvey
                                            Vice President, Treasurer,
                                            Chief Financial Officer
                                            and Director of Maxus Capital Corp.

                                            /s/ Danley K. Sheldon
                                            ------------------------
                                            Danley K. Sheldon
                                            Director of Maxus Capital Corp.

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

10.1 Management Contract between Maxus Real Property Investors- Four, L.P. and Maxus Properties, Inc. for the management of Woodhollow Apartments dated October 12, 2000 is incorporated by reference to the Form 10-K for the fiscal year ended November 30, 2000 filed by the Registrant (File No. 000-10023).

14.1 Maxus Real Property Investors-Four, L.P. Code of Conduct is incorporated by reference to the Form 10-KSB for the fiscal year ended November 30, 2003 filed by the Registrant (File No. 000-10023).

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

99   Financial Statements

For address changes, name changes and changes in registration contact our Transfer Agent:

Phoenix American Financial Services, Inc.
2401 Kerner Boulevard
San Rafael, CA 94901-5529

(415) 256-8462

The following information is available to Limited Partners without charge upon written request to:

Maxus Real Property Investors - Four, L.P.
Attn:  Susan Young
P.O. Box 34729
North Kansas City, Missouri 64116:

Annual Report on Form 10-KSB filed with the Securities and Exchange Commission. Form 10-KSB is available in March.

Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission. Forms 10-QSB are available in April, July and October.

Code of Conduct