Form 10QSB
period 2005-02-28
MAXUS REAL PROPERTY INVESTORS FOUR LP
filed 2005-04-13
CIK 700720

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)

 X QUARTERLY  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---
ACT OF 1934

For the quarter period ended    February 28, 2005
                               -------------------

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

                                      INDEX


                                                                           Page
PART I -   FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS:
               Balance Sheets                                                  3
               Statements of Operations                                        4
               Statements of Cash Flows                                        5

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
               OF OPERATION                                                    7

ITEM 3.    CONTROLS AND PROCEDURES                                             9

PART II -  OTHER INFORMATION                                                   9

ITEM 1.    LEGAL PROCEEDINGS                                                   9
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS         9
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES                                     9
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                10
ITEM 5.    OTHER INFORMATION                                                  10
ITEM 6.    EXHIBITS                                                           10



SIGNATURES                                                                    11
EXHIBIT INDEX                                                                 12

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   MAXUS REAL PROPERTY INVESTORS - FOUR, L.P.
                             (A LIMITED PARTNERSHIP)
                                 BALANCE SHEETS


                                                                        February 28,            November 30,
                                                                            2005                    2004
                                                                        (Unaudited)
                                                                       ------------             ------------
ASSETS:
Investment property
   Land                                                              $    1,014,000                1,014,000
   Buildings and improvements                                            16,753,000               16,699,000
                                                                       ------------             ------------
                                                                         17,767,000               17,713,000
   Less accumulated depreciation                                         11,806,000               11,655,000
                                                                       ------------             ------------
           Total investment property                                      5,961,000                6,058,000

Cash and cash equivalents                                                   340,000                  278,000
Escrows and reserves                                                        102,000                  192,000
Accounts receivable                                                             ---                  110,000
Prepaid expenses                                                             24,000                   54,000
Deferred expenses, less accumulated amortization                             59,000                   62,000
Income tax deposit                                                           17,000                   17,000
                                                                       ------------             ------------
           Total assets                                              $    6,503,000                6,771,000
                                                                       ============             ============
LIABILITIES AND PARTNERS' DEFICIT:
Liabilities:
   Mortgage notes payable                                            $    9,900,000                9,900,000
   Accounts payable and accrued expenses                                    368,000                  490,000
   Real estate taxes payable                                                 29,000                  162,000
   Refundable tenant deposits                                                47,000                   52,000
                                                                       ------------             ------------
           Total liabilities                                             10,344,000               10,604,000
Partners' deficit                                                        (3,841,000)              (3,833,000)
                                                                       ------------             ------------
           Total liabilities and partners' deficit                   $    6,503,000                6,771,000
                                                                       ============             ============


                   MAXUS REAL PROPERTY INVESTORS - FOUR, L.P.
                             (A LIMITED PARTNERSHIP)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                           Three Months Ended
                                                                           ------------------
                                                                      February 28,     February 29,
                                                                          2005             2004
                                                                          ----             ----
Revenues:
       Rental                                                  $         601,000          653,000
       Other                                                              43,000           48,000
                                                                    ------------     ------------
           Total revenues                                                644,000          701,000
                                                                    ------------     ------------

Expenses:
       Depreciation and amortization                                     154,000          160,000
       Repairs and maintenance                                            62,000           71,000
       Apartment turnover and leasing costs                               27,000           22,000
       Property management fees - related parties                         42,000           45,000
       Utilities                                                          32,000           40,000
       Real estate taxes                                                  44,000           69,000
       Insurance                                                          27,000           17,000
       Professional fees                                                  19,000           23,000
       Other                                                              62,000           57,000
                                                                    ------------     ------------
              Total expenses                                             469,000          504,000
                                                                    ------------     ------------
              Net operating income                                       175,000          197,000
                                                                    ------------     ------------
              Interest:
                Interest income                                           (1,000)          (1,000)
                Interest expense                                         184,000          184,000
                                                                    ------------     ------------
                    Net income (loss)                           $         (8,000)          14,000
                                                                    ============     ============
Net income (loss) allocation:
       General partner                                          $            ---              ---
       Limited partners                                                   (8,000)          14,000
                                                                    ------------     ------------
                                                                $         (8,000)          14,000
                                                                    ============     ============
Limited partners' data:
       Net income (loss) per unit                               $           (.71)            1.22
                                                                    ============     ============
Weighted average limited partnership
       units outstanding                                                  11,249           11,430
                                                                    ============     ============

                    MAXUS REAL PROPERTY INVESTORS-FOUR, L.P.
                             (A LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                               Three Months Ended
                                                                               ------------------
                                                                        February 28,        February 29,
                                                                            2005                2004
                                                                        ------------        ------------
Cash flows from operating activities:
    Net income (loss)                                                  $      (8,000)             14,000
    Adjustments to reconcile net income to net
         cash provided by operating activities:
                Depreciation and amortization                                154,000             160,000
                Changes in accounts affecting operations:
                     Accounts receivable                                     110,000              (1,000)
                     Escrows and reserves                                     90,000              99,000
                     Prepaid expenses                                         30,000              13,000
                     Accounts payable and accrued expenses                  (122,000)             19,000
                     Real estate taxes payable                              (133,000)            (98,000)
                     Refundable tenant deposits                               (5,000)                ---
                     Deferred expenses                                           ---              (1,000)
                                                                        ------------        ------------
                     Net cash provided by operating activities               116,000             205,000
                                                                        ------------        ------------
Cash flows from investing activities:
         Capital expenditures                                                (54,000)           (126,000)
                                                                        ------------        ------------
Cash flows from financing activities:
         Distributions                                                           ---            (114,000)
         Repurchase of Partnership Units                                         ---             (40,000)
                                                                        ------------        ------------
                        Net cash used in financing activities                    ---            (154,000)
                                                                        ------------        ------------
                        Net increase (decrease) in cash
                             and cash equivalents                             62,000             (75,000)

Cash and cash equivalents, beginning of period                               278,000             467,000
                                                                        ------------        ------------
Cash and cash equivalents, end of period                              $      340,000             392,000
                                                                        ============        ============
Supplemental disclosure of cash flow information -
    cash paid during the period for interest                          $      184,000             184,000
                                                                        ============        ============

                    MAXUS REAL PROPERTY INVESTORS-FOUR, L.P.
                             (A LIMITED PARTNERSHIP)
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS
           THREE MONTHS ENDED FEBRUARY 28, 2005 AND FEBRUARY 29, 2004


(1) Summary of Significant Accounting Policies

Refer to the financial statements of Maxus Real Property Investors - Four, L.P., formerly known as Nooney Real Property Investors - Four, L.P. (the "Partnership" or the "Registrant"), for the year ended November 30, 2004, which are contained in the Partnership's Annual Report on Form 10-KSB, for a description of the accounting policies which have been continued without change. Also, refer to the footnotes to those statements for additional details of the Partnership's financial condition and results of operations. The details in those notes have not changed except as a result of normal transactions in the interim. In the opinion of the general partner, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at February 28, 2005 and for all periods presented have been made. The results for the three-month period ended February 28, 2005 are not necessarily indicative of the results that may be expected for the entire year.

Certain classifications have been made to the prior period amounts to conform to the current period presentation.

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

(2) Repurchase of Partnership Interests

On November 25, 2003, the Partnership commenced an odd-lot offer to purchase up to 3,887 of the Registrant's limited partnership units from limited partners holding 15 units or fewer (the "Offer"). The Offer expired on December 26, 2003. In connection with the Offer, the Registrant redeemed 90 limited partnership units of the Registrant at $450 per unit. No units were redeemed in the quarter ended February 29, 2005. As of April 11, 2005, there are 11,249 outstanding limited partnership units.












                  (Remainder of page left intentionally blank)

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This 10-QSB contains forward-looking information (as defined in the Private Securities Litigation Reform Act of 1995) that involves risk and uncertainty, including trends in the real estate investment market, general market conditions, projected leasing and sales, competition and future prospects for the Partnership. Actual results could differ materially from those contemplated by such statements. Reader should carefully review the risk factors described in the Partnership's Annual Report on Form 10-KSB for the year ended November 30, 2004.

CRITICAL ACCOUNTING POLICIES

Refer to the Financial Statements of the Partnership for the year ended November 30, 2004, which are contained in the Partnership's Annual Report in Form 10-KSB, for a description of the accounting policies, which have been continued without change, unless otherwise noted herein.

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

Investment property is depreciated over its estimated useful life of 30 to 31 years using the straight-line method. Furnishings and appliances are depreciated over periods ranging from 5 to 7 years using the straight-line method. Land improvements are depreciated over the estimated useful life of 15 years.

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

Economic trends appear to indicate that interest rates have bottomed out and have begun to rise. It also appears that unemployment rates are beginning to decline, with job growth beginning to rise. If the trends are correct and if the trends continue, the Partnership believes it should be able to begin reducing concessions, raising rental rates and increasing occupancy, which should improve revenues. In such case, the Partnership believes variable operating expenses will tend to increase, but fixed expense coverage would improve.

Liquidity and Capital Resources

Cash and cash equivalents as of February 28, 2005 was $340,000, an increase of $62,000 from November 30, 2004. Cash provided by operating activities for the three months ended February 28, 2005 was $116,000, a decrease of $89,000 compared to the same period in 2004. The decrease is primarily due to increased cash outflows from real estate taxes payable of $35,000 along with increased cash outflows from accounts payable and accrued expenses of $141,000. These amounts were partially offset by increased cash flows of $111,000 from accounts receivable, primarily attributable to insurance proceeds received for the fire described below. Investing activities used $54,000 primarily due to work on siding and guttering along with other investments in property improvements including carpet, flooring, HVAC and appliance replacements of $23,000. No cash was used for financing activities for the quarter ended February 28, 2005. Cash used in financing activities for the same period in 2004 was $154,000, comprised primarily of $114,000 of distributions of $10 per limited partner unit, which were paid in January 2004, and $40,000 to repurchase 90 limited partner units.

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

RESULTS OF OPERATIONS

For the three month period ended February 28, 2005, the Partnership's revenues were $644,000. Revenues decreased by $57,000 (8.1%) for the three month period ended February 28, 2005 as compared to the same period ended February 29, 2004. This decrease was primarily due to an increase in vacancy loss of $46,000 for the three month period ended February 28, 2005.

For the three month period ended February 28, 2005, the Partnership's operating expenses were $469,000. Expenses decreased by $35,000 (6.9%) for the three month period ended February 28, 2005 as compared to the same period ended February 29, 2004. This decrease is primarily due to a decrease in real estate taxes of $25,000.

Woodhollow was 86% occupied at February 28, 2005, as compared to 93% as of February 29, 2004. Twenty-two (22) units, or approximately 5% of the property, were unavailable to rent until October 2004, after the end of summer leasing season, due to the fire described below. Eight of the 22 fire units remained vacant as of March 25, 2005. Based on industry information, the average occupancy of the sub-market Woodhollow competes with is in the upper 80% to low 90% range. Tenants lost to homes purchased have declined recently. Most competitors are offering up to one month rent free. There are no new competitors in the area.

On April 16, 2004, Woodhollow incurred a fire in one building. The damage was limited to the 22 units in that building. The damages (approximately $310,000) were covered by insurance, less a $10,000 insurance deductible and additional make-ready expenses of approximately $10,000. The insurance policy also covers loss of rents and the insurance company paid $30,000 towards the amount of rental loss sustained by the Partnership. The units were available for rental after inspection by the city was completed in October 2004. Management is offering special concessions to prospective tenants to encourage move-ins to the building, which was 100% vacant until October, 2004. This building has stabilized moderately and concessions are returning to market levels.

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

ITEM 3:  CONTROLS AND PROCEDURES

The Registrant's managing general partner, including the managing general partner's principal executive officer and principal financial officer, after evaluating the design and effectiveness of the Registrant's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this report (the "Evaluation Date"), have concluded that as of the Evaluation Date, the Registrant's disclosure controls and procedures were adequately designed and operating effectively to ensure that material information relating to the Registrant would be made known to them by others within the Registrant, particularly during the period in which this Form 10-QSB Quarterly Report was being prepared.

There has been no change in the Registrant's internal control over financial reporting during its most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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


                              MAXUS REAL PROPERTY INVESTORS-FOUR, L.P.
                              By:   MAXUS CAPITAL CORP.
                                    General Partner

Dated: April 12, 2005         By:   /s/ David L. Johnson
                                    --------------------
                                    David L. Johnson
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)


Dated: April 12, 2005         By:   /s/ John W. Alvey
                                    --------------------
                                    John W. Alvey
                                    Vice President, Treasurer and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

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