Form 10QSB
period 2005-05-31
MAXUS REAL PROPERTY INVESTORS FOUR LP
filed 2005-07-14
CIK 700720

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934


For the quarter period ended         May 31, 2005
                                 --------------------

                                       OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934

For the transition period from               To
                               ------------       ------------

                        Commission file number 000-11023

                    MAXUS REAL PROPERTY INVESTORS-FOUR, L.P.
        (Exact name of small business issuer as specified in its charter)

           Missouri                                      43-1250566
    ----------------------                               ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

               104 Armour Road, North Kansas City, Missouri 64116
                    (Address of principal executive offices)

                                 (816) 303-4500
                           (Issuer's telephone number)



Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

                                      INDEX


                                                                            Page
PART I -   FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS:
               Balance Sheets                                                 3
               Statements of Operations                                       4
               Statements of Cash Flows                                       5

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN
               OF OPERATION                                                   7

ITEM 3.    CONTROLS AND PROCEDURES                                            9

PART II -  OTHER INFORMATION                                                  9


ITEM 1.    LEGAL PROCEEDINGS                                                  9
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS       10
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES                                   10
ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               10
ITEM 5.    OTHER INFORMATION                                                 10
ITEM 6.    EXHIBITS                                                          10



SIGNATURES                                                                   11
EXHIBIT INDEX                                                                12

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                   MAXUS REAL PROPERTY INVESTORS - FOUR, L.P.
                             (A LIMITED PARTNERSHIP)
                                 BALANCE SHEETS


                                                                           May 31,               November 30,
                                                                            2005                     2004
                                                                        (Unaudited)
ASSETS:
Investment property
   Land                                                              $    1,014,000                1,014,000
   Buildings and improvements                                            16,389,000               16,699,000
                                                                        -----------               -----------
                                                                         17,403,000               17,713,000

   Less accumulated depreciation                                         11,874,000               11,655,000
                                                                        -----------               ----------
           Total investment property                                      5,529,000                6,058,000

Cash and cash equivalents                                                   197,000                  278,000
Escrows and reserves                                                         86,000                  192,000
Accounts receivable                                                         514,000                  110,000
Prepaid expenses                                                            100,000                   54,000
Deferred expenses, less accumulated amortization                             57,000                   62,000
Income tax deposit                                                           15,000                   17,000
                                                                        -----------              -----------
           Total assets                                              $    6,498,000                6,771,000
                                                                        ===========              ===========

LIABILITIES AND PARTNERS' DEFICIT:
Liabilities:

   Mortgage notes payable                                            $    9,900,000                9,900,000
   Accounts payable and accrued expenses                                    430,000                  490,000
   Real estate taxes payable                                                 73,000                  162,000
   Refundable tenant deposits                                                44,000                   52,000
                                                                        -----------              -----------
           Total liabilities                                             10,447,000               10,604,000
Partners' deficit                                                        (3,949,000)              (3,833,000)
                                                                        -----------              -----------
           Total liabilities and partners' deficit                   $    6,498,000                6,771,000
                                                                        ===========              ===========

                   MAXUS REAL PROPERTY INVESTORS - FOUR, L.P.
                             (A LIMITED PARTNERSHIP)
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                           Three Months Ended                Six Months Ended
                                                          May 31,         May 31,        May 31,          May 31,
                                                           2005            2004           2005              2004

Revenues:
       Rental                                        $   583,000         639,000        1,184,000        1,292,000
       Other                                              36,000          45,000           79,000           93,000
                                                      ----------      ----------       ----------       ----------
           Total revenues                                619,000         684,000        1,263,000        1,385,000
                                                      ----------      ----------       ----------       ----------


Expenses:
       Depreciation and amortization                     165,000         161,000          319,000          321,000
       Repairs and maintenance                            89,000          66,000          151,000          137,000
       Apartment turnover and leasing costs               36,000          28,000           63,000           50,000
       Property management fees - related parties         41,000          44,000           83,000           89,000
       Utilities                                          37,000          33,000           69,000           73,000
       Real estate taxes                                  45,000          46,000           89,000          115,000
       Insurance                                          33,000          19,000           60,000           36,000
       Professional fees                                  18,000          26,000           37,000           49,000
       Other                                              78,000          68,000          140,000          125,000
                                                      ----------      ----------       ----------       ----------
              Total expenses                             542,000         491,000        1,011,000          995,000
                                                      ----------      ----------       ----------       ----------
              Net operating income                        77,000         193,000          252,000          390,000
                                                      ----------      ----------       ----------       ----------

              Interest
                Interest income                              ---          (5,000)          (1,000)          (6,000)
                Interest expense                         185,000         185,000          369,000          369,000
                                                      ----------      ----------       ----------       ----------
                    Net income (loss)               $   (108,000)         13,000         (116,000)          27,000
                                                      ==========      ==========       ==========       ==========

Net income allocation:
       General partner                              $     (2,000)            ---           (2,000)             ---
       Limited partners                                 (106,000)         13,000         (114,000)          27,000
                                                      ----------      ----------       ----------       ----------
                                                    $   (108,000)         13,000         (116,000)          27,000
                                                      ==========      ==========       ==========       ==========
Limited partners' data:
       Net income (loss) per unit                   $      (9.42)           1.14           (10.13)            2.37
                                                      ==========      ==========       ==========       ==========

Weighted average limited partnership
       units outstanding                                  11,249          11,367           11,249           11,398
                                                      ==========      ==========       ==========       ==========

                    MAXUS REAL PROPERTY INVESTORS-FOUR, L.P.
                             (A LIMITED PARTNERSHIP)
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  Six Months Ended
                                                                                  ----------------
                                                                             May 31,             May 31,
                                                                              2005                2004
                                                                             ------              ------

Cash flows from operating activities:
    Net income (loss)                                                  $    (116,000)             27,000
    Adjustments to reconcile net income to net
         cash provided by operating activities:
                Depreciation and amortization                                319,000             321,000
                Changes in accounts affecting operations:
                     Accounts receivable                                     110,000            (252,000)
                     Tax Deposit                                               2,000                 ---
                     Escrows and reserves                                    106,000             126,000
                     Prepaid expenses                                        (46,000)            (64,000)
                     Accounts payable and accrued expenses                   (60,000)            322,000
                     Real estate taxes payable                               (89,000)            (53,000)
                     Refundable tenant deposits                               (8,000)             (4,000)
                                                                          ----------          ----------
                     Net cash provided by operating activities               218,000             423,000
                                                                          ----------          ----------

Cash flows from investing activities:
         Capital expenditures                                               (299,000)           (276,000)
                                                                          ----------          ----------
Cash flows from financing activities:
         Distributions                                                           ---            (227,000)
         Repurchase of Partnership Units                                         ---             (44,000)
                                                                          ----------          ----------

                        Net cash used in financing activities                    ---            (271,000)
                                                                          ----------          ----------

                        Net decrease in cash and cash equivalents            (81,000)           (124,000)

Cash and cash equivalents, beginning of period                               278,000             466,000
                                                                          ----------          ----------

Cash and cash equivalents, end of period                              $      197,000             342,000
                                                                          ==========          ==========

Supplemental disclosure of cash flow information -
    cash paid during the period for interest                           $     369,000             369,000

Involuntary conversion of investment property to accounts receivable   $     514,000                 ---


                    MAXUS REAL PROPERTY INVESTORS-FOUR, L.P.
                            (A LIMITED PARTNERSHIP)
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

                 SIX MONTHS ENDED MAY 31, 2005 AND MAY 31, 2004

(1) Summary of Significant Accounting Policies

Refer to the financial statements of Maxus Real Property Investors - Four, L.P., formerly known as Nooney Real Property Investors - Four, L.P. (the "Partnership" or the "Registrant"), for the year ended November 30, 2004, which are contained in the Partnership's Annual Report on Form 10-KSB, for a description of the accounting policies which have been continued without change. Also, refer to the footnotes to those statements for additional details of the Partnership's financial condition and results of operations. The details in those notes have not changed except as a result of normal transactions in the interim. In the opinion of the general partner, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at May 31, 2005 and for all periods presented have been made. The results for the periods ended May 31, 2005 are not necessarily indicative of the results that may be expected for the entire year.

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

(2) Repurchase of Partnership Interests

On June 14, 2004, the Partnership commenced an odd-lot offer to purchase up to 4,874 of the Partnership's limited partnership units from limited partners holding 25 units or fewer (the "Offer"). The Offer expired on July 16, 2004. In connection with the Offer, the Partnership redeemed 112 limited partnership units of the Partnership at $507 per unit. No units were redeemed in the six month period ended May 31, 2005. As a result, as of June 24, 2005, there are 11,249 outstanding limited partnership units.

(3)  Involuntary Conversion

On April 17, 2005, Woodhollow incurred a fire in one building. The damage was limited to the 22 units in that building. The majority of the damages, of approximately $619,000, net of a $10,000 insurance deductible, are covered by insurance. The $10,000 is reflected in Repairs and Maintenance expense in the three months ended May 31, 2005. We currently have $514,000 expected as a reimbursement from the insurance company due from the fire. Woodhollow is also covered by a second policy, which provides business interruption insurance. Currently we are in discussions with the insurance company in regards to the possibility of a reimbursement to the Partnership under this policy for its lost rental income due to the April 17, 2005 fire.

On April 16, 2004, Woodhollow incurred a fire in another building. The damage was limited to the 22 units in that building. The damages (approximately $310,000) were covered by insurance, less a $10,000 insurance deductible and additional make-ready expenses of approximately $10,000. The insurance policy also covers loss of rents and the insurance company paid $30,000 towards the amount of rental loss sustained by the Partnership.

ITEM 2:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This 10-QSB contains forward-looking information (as defined in the Private Securities Litigation Reform Act of 1995) that involves risk and uncertainty, including trends in the real estate investment market, general market conditions, projected leasing and sales, competition and future prospects for the Partnership. Actual results could differ materially from those contemplated by such statements. Readers should carefully review the risk factors described in the Partnership's Annual Report on Form 10-KSB for the year ended November 30, 2004.

CRITICAL ACCOUNTING POLICIES

Refer to the Financial Statements of the Partnership for the year ended November 30, 2004, which are contained in the Partnership's Annual Report in Form 10-KSB, for a description of the accounting policies, which have been continued without change, unless otherwise noted herein.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect amounts reported in the accompanying financial statements. The most significant assumptions and estimates relate to revenue recognition for leases, treatment of capital expenditures, depreciable lives of investment property, capital expenditures and the valuation of investment property. Application of these assumptions and estimates require the exercise of judgment as to future uncertainties and, as a result, actual results could differ from these estimates.

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

OVERVIEW

The Partnership currently operates one apartment community. The last commercial building was sold in 2000. Cash is primarily generated by renting apartment units to tenants, or securing loans with the Partnership's assets. Cash is used primarily to pay operating expenses (repairs and maintenance, payroll, utilities,  taxes,  and  insurance),  make  capital  expenditures  for  property improvements, repay and interest on outstanding loans or to pay cash distributions to unit holders. The key performance indicators for revenues are occupancy rates and rental rates. Revenues are also impacted by concessions (discounts) offered as rental incentives. The key performance indicator for operating expenses is total operating expense per apartment unit. A significant change in the turnover rate of rental units can also cause a significant change in operating expenses. Management also evaluates total taxes, utilities and insurance rates for each property.

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


Liquidity and Capital Resources

Cash and cash equivalents as of May 31, 2005 were $197,000, a decrease of $81,000 from November 30, 2004. Cash provided by operating activities for the six months ended May 31, 2005 was $218,000, a decrease of $205,000 compared to the same period in 2004. The decrease is primarily due to the company's net loss and an increase from accounts receivable due from the insurance company for the fire on the complex. We have accrued accounts payable of $211,000 and accounts receivable of $514,000 for the rebuilding and the insurance reimbursement respectively of the building damaged by fire. Investing activities used $299,000 primarily due to repairs from the fire of $211,000, work on siding and guttering along with other investments in property improvements including carpet, flooring, HVAC and appliance replacements of $58,000. No cash was used for financing activities for the six-month period ended May 31, 2005. Cash used in financing activities for the same period in 2004 was $271,000, comprised primarily of $227,000 of distributions of $10 per limited partner unit, which were paid in January and April 2004, and $57,000 to repurchase 112 limited partner units.

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

RESULTS OF OPERATIONS

For the three and six month periods ended May 31, 2005, the Partnership's revenues were $619,000 and $1,263,000, respectively. Revenues decreased by $65,000 (9.5%) and $122,000 (8.8%) respectively for the three and six-month periods ended May 31, 2005 as compared to the same periods ended May 31, 2004. This decrease was primarily due to an increase in vacancy loss of $60,000 and $106,000 for the three and six-month periods ended May 31, 2005, respectively.

For the three and six month periods ended May 31, 2005, the Partnership's operating expenses were $542,000 and $1,011,000, respectively. Expenses increased by $51,000 (10.4%) and $16,000 (1.6%) respectively for the three and six month periods ended May 31, 2005 as compared to the same periods ended May 31, 2004. The increase in expenses was primarily due to an increase in insurance and an increase in other operating expenses. These increases were partially offset by decreases in real estate taxes.

Woodhollow was 85% occupied at May 31, 2005, as compared to 88% as of May 31, 2004. Twenty-two (22) units, or approximately 5% of the property, are vacant due to the fire described below. Based on industry information, the average occupancy of the sub-market Woodhollow competes with is in the mid 80% range. Tenants lost to homes purchased have declined recently.

On April 17, 2005, Woodhollow incurred a fire in one building. The damage was limited to the 22 units in that building. The majority of the damages, of approximately $619,000, net of a $10,000 insurance deductible, are covered by insurance. The $10,000 is reflected in Repairs and Maintenance expense in the three months ended May 31, 2005. We currently have $514,000 expected as a reimbursement from the insurance company due from the fire. Woodhollow is also covered by a second policy, which provides business interruption insurance. Currently we are in discussions with the insurance company in regards to the possibility of a reimbursement to the Partnership under this policy for its lost rental income due to the April 17, 2005 fire.

On April 16, 2004, Woodhollow incurred another fire in one building. The damage was limited to the 22 units in that building. The damages (approximately $310,000) were covered by insurance, less a $10,000 insurance deductible and additional make-ready expenses of approximately $10,000. The insurance policy also covers loss of rents and the insurance company paid $30,000 towards the amount of rental loss sustained by the Partnership.

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


                        MAXUS REAL PROPERTY INVESTORS-FOUR, L.P.
                        By:     MAXUS CAPITAL CORP.
                                General Partner


Dated: July 12, 2005            By: /s/ David L. Johnson
       -------------                ---------------------
                                    David L. Johnson
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)


Dated: July 12, 2005            By: /s/ John W. Alvey
       -------------                ---------------------
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